Form 10QSB
period 1995-06-30
ANGELES INCOME PROPERTIES LTD V
filed 1995-08-11
CIK 792181

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-15547


                          ANGELES INCOME PROPERTIES, LTD. V
          (Exact name of small business issuer as specified in its charter)


               California                                    95-4049903
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                  ANGELES INCOME PROPERTIES, LTD. V
                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
            Cash:

                  Unrestricted                                           $   446,848

                  Restricted--tenant security deposits                        59,646
            Accounts receivable (net of allowance for
                  doubtful accounts of $115,163)                              67,605

            Escrow deposits for taxes                                         78,790

            Other assets                                                     363,918

            Investment properties:
                  Land                                     $ 1,351,522

                  Buildings and related personal
                        property                            11,289,516

                                                            12,641,038

                  Less accumulated depreciation             (3,477,076)    9,163,962
                                                                         $10,180,769

            Liabilities and Partners' Deficit


            Liabilities

                  Accounts payable                                       $   181,773
                  Tenant security deposits                                    83,627

                  Accrued taxes                                              242,493

                  Accrued interest                                         2,514,863

                  Due to affiliates                                          868,963
                  Other liabilities                                          119,752

                  Notes payable, including
                   $7,250,000 in default                                  12,955,476

                  Equity interest in net liabilities
                   of joint venture                                        2,892,209

            Partners' Deficit

                  General partners                          $ (486,585)
                  Limited partners (45,201 units issued
                        and outstanding)                    (9,191,802)   (9,678,387)

                                                                         $10,180,769



                   See Accompanying Notes to Financial Statements

      b)                  ANGELES INCOME PROPERTIES, LTD. V

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Three Months Ended             Six Months Ended
                                               June 30,                    June 30,

                                          1995           1994          1995         1994
       Revenues:
         Rental income                 $  595,426     $  564,139    $1,101,662    $ 1,142,438

         Other income                      49,874         10,396        65,367         22,913

               Total revenues             645,300        574,535     1,167,029      1,165,351
       Expenses:

         Operating                        137,825        232,244       349,501        446,426

         General and administrative        61,241        143,039       127,533        303,954

         Property management fees          36,761         38,100        74,419         64,603
         Maintenance                       70,081         29,433       129,490         95,968

         Depreciation                      95,626         98,459       190,888        196,770

         Amortization                       9,833          7,053        14,969         12,911

         Interest                         469,914        664,161     1,172,076      1,287,099
         Property taxes                   110,593        142,165       224,869        219,838

         Bad debt expense                   7,324         11,804         7,324         21,392

         Tenant reimbursements           (148,193)       (98,659)     (170,345)      (225,757)

               Total expenses             851,005      1,267,799     2,120,724      2,423,204
       Loss before equity in income
        of joint venture, loss on
        disposal of property and
        extraordinary item               (205,705)      (693,264)     (953,695)    (1,257,853)

         Equity in income of joint
            ventures                    1,009,326         40,228     1,197,457        132,534

         Loss on disposal of
            property                           --        (21,670)           --        (21,670)

         Income (loss) before
          extraordinary item              803,621       (674,706)      243,762     (1,146,989)
         Extraordinary item -
          forgiveness of debt             496,881             --       496,881             --

            Net income (loss)          $1,300,502     $ (674,706)   $  740,643    $(1,146,989)

       Net income (loss) allocated
            to general partners (1%)   $   13,005     $    6,747    $    7,406    $   (11,470)

       Net income (loss) allocated
            to limited partners (99%)    1,287,497       (667,959)      733,237     (1,135,519)

                                       $1,300,502     $ (674,706)   $  740,643    $(1,146,989)

                   See Accompanying Notes to Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. V

                                     (Unaudited)


                                         Three Months Ended             Six Months Ended
                                               June 30,                   June 30,

                                          1995           1994          1995         1994
       Per limited partnership unit:

            Income (loss) before
                  extraordinary item   $    17.67     $   (14.70)   $     5.36    $    (24.98)

            Extraordinary item              10.93             --         10.93             --
                  Net income (loss)    $    28.60     $   (14.70)   $    16.29    $    (24.98)


                   See Accompanying Notes to Financial Statements

      c)                  ANGELES INCOME PROPERTIES, LTD. V

                     STATEMENT OF CHANGES IN PARTNERS' DEFICIT)
                                    (Unaudited)





                                         Limited
                                       Partnership   General        Limited
                                           Units     Partners      Partners          Total

       Original capital
          contributions                   45,450    $   1,000    $ 45,450,000    $ 45,451,000

       Partners' deficit at
          December 31, 1994               45,021    $(493,991)   $ (9,925,039)   $(10,419,030)


       Net income for the six
          months ended June 30, 1995         --         7,406         733,237         740,643

       Partners' deficit at
          June 30, 1995                   45,021    $(486,585)   $ (9,191,802)   $ (9,678,387)



                   See Accompanying Notes to Financial Statements

      d)                  ANGELES INCOME PROPERTIES, LTD. V

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                Six Months Ended
                                                                   June 30,

                                                              1995           1994
       Cash flows from operating activities:
          Net income (loss)                               $   740,643    $(1,146,989)

          Adjustments to reconcile net income (loss) to net cash used in operating activities:

             Equity in income of joint ventures            (1,197,457)      (132,534)
             Depreciation                                     190,888        196,770

             Amortization of loan costs and leasing
              commissions                                      57,468         73,740

             Loss on disposal of property                          --         21,670

             Bad debt expense                                   7,324         21,392
             Extraordinary gain on forgiveness
                  of debt                                    (496,881)            --

          Change in accounts:

             Restricted cash                                  (15,519)       (14,403)

             Accounts receivable                              (32,221)         4,399
             Escrows for taxes                                (34,761)       (28,332)

             Other assets                                      (4,337)        (3,108)

             Accounts payable                                  (7,106)       (20,183)

             Tenant security deposit liabilities               14,329          2,345
             Accrued taxes                                     91,789        (31,895)

             Accrued interest                                 772,432        873,996

             Due to affiliates                                110,490       (481,140)

             Other liabilities                                  4,072        694,725
                  Net cash provided by operating
                      activities                              201,153         30,453

       Cash flows used in investing activities:

          Property improvements and replacements              (18,122)       (18,705)


                   See Accompanying Notes to Financial Statements

      d)                  ANGELES INCOME PROPERTIES, LTD. V

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                Six Months Ended
                                                                     June 30,

                                                              1995           1994
       Cash flows used in financing activities:

          Payments on mortgage notes payable                  (36,101)       (29,695)


       Net increase (decrease) in cash                        146,930        (17,947)
       Cash at beginning of period                            299,918        226,247

       Cash at end of period                              $   446,848    $   208,300

       Supplemental disclosure of cash flow
          information

          Cash paid for interest                          $   308,643    $   352,274



                   See Accompanying Notes to Financial Statements

      e)                  ANGELES INCOME PROPERTIES, LTD. V

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
      Note A - Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and is experiencing liquidity problems. It is also in default on $7,250,000 of its mortgages and other notes payable due to its inability to service the indebtedness on a current basis, including $6,400,000 indebtedness to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the General Partner.

         Included in the debt to AMIT are two second mortgages secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park totalling $4,600,000 which are in default due to nonpayment of interest. Also, included in the debt to AMIT are mortgage notes payable secured by University Park Center - Phase IV in the amount of $1,800,000, which is recourse to the Partnership. In addition, $850,000 in debt, which is secured by University Park Center - Phase III is in default due to nonpayment of interest. On July 21, 1995, and May 24, 1995, Phase III and Phase IV were sold at a foreclosure sale, respectively. Under foreclosure proceedings, the property was sold to the lender, however, the Partnership has a one year redemption period during which it may pay off the debt, including related accrued interest, and retain the property. If the Partnership cannot pay the debt on the property, the title to the property will transfer to the lender at the close of the one year redemption period. Also, AMIT has issued a deficiency judgement against the Partnership for the $1,800,000 mortgage note. Finally, the Partnership is delinquent in approximately $94,000 in taxes relating to University Center Phase I & II at June 30, 1995.

         The Partnership also had a note payable to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") of $5,000,000, secured by its 50% interest in Mesa Dunes, in default due to nonpayment of interest and, in February 1995, Mesa Dunes notified the Partnership that it intended to foreclose on its collateral. On April 1, 1995, Mesa Dunes foreclosed on its collateral and the Partnership lost its 50% interest in Mesa Dunes.

         The Partnership is presently paying non-debt related expenses of the properties, is current on two first mortgage notes payable and is making partial interest payments on certain mortgages in default. It is the General Partner's intent at this time to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the June 30, 1994, information to conform to the June 30, 1995, presentation.


      Note C - Investment in Joint Venture

         The Partnership owns a 57% investment in Angeles Fort Worth Option Joint Venture ("Fort Worth"). The investment in Fort Worth is included in "Equity interest in net liabilities of joint venture" on the balance sheet. As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes through foreclosure on April 1, 1995.


         Condensed balance sheet information of Fort Worth at June 30, 1995, is as follows:



            Assets

            Cash                                          $   192,164
            Deferred charges and other assets                  55,733

               Total                                      $   247,897

            Liabilities and Partners' Deficit

            Notes payable in default                      $ 3,038,563
            Other liabilities                               2,283,384

            Partners' deficit                              (5,074,050)

               Total                                      $   247,897


         The condensed profit and loss statements of Fort Worth for the three and six months ended June 30, 1995 and 1994, are summarized as follows:


                                               Three Months Ended June 30,
                                              1995                 1994
              Revenue                       $   34,313            $ 201,673

              Costs and expenses              (196,543)            (431,837)
              Bad debt recovery              1,932,975                   --

                 Net income (loss)          $1,770,745            $(230,164)




                                                Six Months Ended June 30,
                                               1995                 1994
              Revenue                       $  212,491            $ 397,145
              Costs and expenses              (323,333)            (803,884)

              Bad debt recovery              1,932,975                   --

              Loss on sale of investment
                 property                      (42,401)                  --
                 Net income (loss)          $1,779,732            $(406,739)

      The Partnership's equity interest in the income of the joint ventures was $1,197,457 for the six months ended June 30, 1995, and $132,534 for the six months ended June 30, 1994.

         On March 22, 1995, a tenant of the W.T. Wagoner Building purchased the investment property for $300,000. The net proceeds to Fort Worth at the time of the sale were $214,749 and the loss on the sale amounted to $42,401. As part of the sales agreement, $55,420 was held in escrow to cover any unknown outstanding payables and a mechanic's lien on the property. The General Partner believes that this escrow is sufficient to cover any outstanding payables and that the mechanic's lien is without merit. The balance of the escrow account at June 30, 1995, is $5,420.

         The Partnership accounts for its 57% investment in Fort Worth using the equity method of accounting. The Partnership accounted for its 50% investment in Mesa Dunes using the equity method prior to losing its investment on April 1, 1995. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures, however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.


      Note D - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

         The following expenses were accrued or paid to the General Partner and affiliates during the six months ended June 30, 1995 and 1994:


                                                       1995         1994

              Property management fees                $ 74,419    $ 64,603

              Reimbursement for services of
              affiliates including $868,963 and
              $729,144 accrued at June 30, 1995
              and 1994, respectively                   110,490     248,004
              Marketing services                            --         293

         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP.

         This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness which is included as a note payable, was $198,172 at June 30, 1995, and June 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
      i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $10,817 and $8,505 during the six months ended June 30, 1995 and 1994, respectively.

         AMIT currently provides financing to the Partnership in the total principal amount of $6,400,000 secured by some of the Partnership's investment properties. All of this debt is in default at June 30, 1995. Total interest expense on this financing was $567,191 and $409,776 for the six months ended June 30, 1995 and 1994, respectively.

         In July 1993, AMIT, a real estate investment trust, formerly affiliated with Angeles, initiated litigation against Fort Worth, and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters.
      MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing. These funds were transferred to Angeles Income Properties, Ltd. IV, an affiliate of the General Partner (See discussion below).

         As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         On December 22, 1994, the Partnership entered into an agreement with Fort Worth and AIPL IV, whereby Fort Worth transferred, assigned and delivered to AIPL IV all of Fort Worth's right, title and interests in and to all payment, distributions, profits, returns of capital and benefits accruing from the repayment by AMIT of the loans made to AMIT from Fort Worth. This transfer effectively transferred all of the Partnership's right, title and interests in and to all payment, distributions, profits, returns of capital and benefits accruing from the repayment by AMIT of the loans made to AMIT from Fort Worth. The Partnership has consented to this transfer, assignment and delivery. As a result, the previously mentioned cash settlement that Fort Worth received from AMIT was assigned to AIPL IV.

         On December 6, 1994, Mesa Dunes gave notice to the Partnership that the note in the amount of $5,000,000 dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest, including but not limited to, failure to make interest payments. In February 1995, Mesa Dunes gave notice that it intended to foreclose on its collateral. As mentioned previously, on April 1, 1995, Mesa Dunes foreclosed on its collateral and the Partnership lost its 50% interest in Mesa Dunes.

      Item 2. Managements Discussion and Analysis and Plan of Operation

         The Partnership's investment properties consist of one apartment complex, one mobile home park and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                              Average
                                                             Occupancy


       Property                                          1995        1994
       Southgate Village Apartments
          Bedford Heights, Ohio                          92%          96%
       Springdale Lake Estates Mobile Park
          Belton, Missouri                               77%          82%

       University Park Center
          Spring Lake Park, Minnesota                    82%          86%

         The Partnership realized net income of $740,643 for the six months ended June 30, 1995, as compared to a net loss of $1,146,989 for the six months ended June 30, 1994. The Partnership realized net income of $1,300,502 for the three months ended June 30, 1995, as compared to a net loss of $674,706 for the three months ended June 30, 1994. The increase in income is primarily due to decreases in general and administrative expense and interest expense. Also offsetting this increase was the gain on early extinguishment of debt as a result of the foreclosure of the Partnership's interest in Mesa Dunes by Mesa Dunes.

         The increase in other income during the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is a result of an increase in miscellaneous income at University Park Center. The decrease in general and administrative expenses during the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is primarily related to decreased expense reimbursements for asset management, partnership accounting and investor services. The increase in maintenance expense for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is primarily caused by increased contract services for repairs and maintenance and an increase in snow removal costs. The decrease in interest expense is due to the forgiveness of debt as the Partnership's interest in Mesa Dunes was foreclosed upon in exchange for the $5,000,000 debt that the Partnership owed to Mesa Dunes. Tenant reimbursements were significantly lower for the six months ended June 30, 1995, versus the six months ended June 30, 1994. Due to changes in the management companies at University Park Center III, the detail data needed to accurately estimate the receivable in 1994 was not available.

         The Partnership's equity in income of joint ventures is $1,197,457 for the six months ended June 30, 1995, and $132,534 for the six months ended June 30, 1994. The increase in equity in income of joint ventures can be attributed to the bad debt recovery that Fort Worth realized on April 1, 1995, as a result of a partial recovery of its investment in AMIT. In addition, the increase in equity in income of joint venture can be attributed to the sale of the W.T. Wagoner Building. As a result of the sale, Fort Worth realized a decrease in revenues and a considerable decrease in costs and expenses.

         The Partnership recognized a gain on forgiveness of debt at June 30, 1995, as a result of the loss of its 50% interest in Mesa Dunes. The gain on forgiveness of debt amounted to $496,881 at June 30, 1995.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $446,848 compared to $208,300 at June 30, 1994. Net cash provided by operating activities increased due to increased net income. Net cash used in investing and financing activities remained stable.

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and is experiencing liquidity problems. It is also in default on $7,250,000 of its mortgages and other notes payable due to its inability to service the indebtedness on a current basis, including $6,400,000 indebtedness to AMIT.

         Included in the debt to AMIT are two second mortgages secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park totalling $4,600,000 which are in default due to nonpayment of interest. Also included in the debt to AMIT are mortgage notes payable secured by University Park Center - Phase IV in the amount of $1,800,000, which is recourse to the Partnership. In addition, $850,000 in debt, which is secured by University Park Center - Phase III is in default due to nonpayment of interest. As mentioned previously, on July 21, 1995, and on May 24, 1995, Phase III and Phase IV were sold at a foreclosure sale, respectively. Under foreclosure proceedings, the property was sold to the lender, however, the Partnership has a one year redemption period during which it may pay off the debt, including related accrued interest, and retain the property. If the Partnership cannot pay the debt on the property, the title to the property will transfer to the lender at the close of the one year redemption period. Also, AMIT has issued a deficiency judgement against the Partnership for the $1,800,000 mortgage note. Finally, the Partnership is delinquent on approximately $94,000 in taxes relating to University Center Phase I & II at June 30, 1995.

         The Partnership also had a note payable to Mesa Dunes of $5,000,000, secured by its 50% interest in Mesa Dunes, in default due to nonpayment of interest. In February 1995, Mesa Dunes notified the Partnership that it intended to foreclose on its collateral. On April 1, 1995, Mesa Dunes foreclosed on its collateral and the Partnership lost its 50% interest in Mesa Dunes.

         The Partnership is presently paying non-debt related expenses of the properties, is current on two first mortgage notes payable and is making partial interest payments on certain mortgages in default. It is the General Partner's intent at this time to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

                             PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

           In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against Fort Worth and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $2,240,000 plus accrued interest from March 1993 ("AMIT obligation").

           MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP votes its shares at the 1995 annual meeting in connection with the election of trustees and other matters.
      MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

           On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing.

           As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

           Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

           Also, AMIT made a loan to the Partnership on June 29, 1990, in the amount of $2,600,000, secured by the Partnership's real property known as Springdale Lake Estates Mobile Home Park and a loan to Mesa Dunes on November 15, 1991, in the amount of $5,000,000, secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Both of these loans were made on a non-recourse basis. AMIT now asserts that these loans are recourse by virtue of certain amendments purportedly entered into as of November 1, 1992, but which the Partnership and Mesa Dunes have been informed and believe were actually executed in December of 1992. The Partnership and Mesa Dunes have been further informed and believe that the amendments may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership and Mesa Dunes at a time when such person was not in fact an officer of such entities. In the event AMIT prevails in its assertion that the loans are recourse, rather than non-recourse loans, the Partnership and Mesa Dunes may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendments. Accordingly, the Partnership and Mesa Dunes have filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendments. Additionally, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserved the right to object to certain claims. Angeles has in fact indicated that it will object to the above described claim. The pursuit of this claim would be expensive and the outcome uncertain. In considering all of its options, the Partnership decided that the costs of pursuing this claim are not warranted in light of all of the relevant facts and circumstances. The Partnership has had and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

           Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the
      Registrant.   Angeles caused the Partnership to make deposits to the
      Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $2,286 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership anticipates that it will not pursue its Proof of Claim.

           Additionally, the Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to AAP. The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt in the amount of $605,000, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. Subsequent to June 30, 1995, an Angeles affiliate acknowledged constructive receipt of such payment and, therefore, the General Partner anticipates resolution in favor of the Partnership.

           The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

      Item 6.     Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


           (b)    Reports on Form 8-K:

                  None.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Angeles Income Properties, Ltd. V

                              By:   Angeles Realty Corporation II
                                    General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President




                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal
                                    Accounting Officer




                              Date: August 11, 1995