Form 10QSB
period 1995-09-30
ANGELES INCOME PROPERTIES LTD V
filed 1995-11-14
CIK 792181

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


                For the quarterly period ended September 30, 1995


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


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                           $   442,994
            Restricted--tenant security deposits                        52,291
      Accounts receivable (net of allowance for
            doubtful accounts of $282)                                  56,309
      Escrow deposits for taxes                                         72,753
      Other assets                                                     365,035
      Investment properties:
            Land                                     $ 1,351,522
            Buildings and related personal
                  property                            11,303,221
                                                      12,654,743

            Less accumulated depreciation             (3,574,196)    9,080,547
                                                                   $10,069,929
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                       $   171,528
            Tenant security deposits                                    78,720
            Accrued taxes                                              318,331
            Accrued interest                                         2,836,769
            Due to affiliates                                          851,942
            Other liabilities                                           81,011
            Notes payable, including
             $7,250,000 in default                                  12,936,763
            Equity interest in net liabilities
             of joint venture                                        2,966,866


      Partners' Deficit
            General partners                          $ (491,521)
            Limited partners (45,021 units issued
                  and outstanding)                    (9,680,480)  (10,172,001)

                                                                   $10,069,929

[FN]

                 See Accompanying Notes to Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            1995         1994        1995        1994
 Revenues:
   Rental income                         $  553,720   $  582,654 $ 1,676,873 $ 1,725,092
   Other income                               8,550       11,815      52,426      34,728
        Total revenues                      562,270      594,469   1,729,299   1,759,820
 Expenses:
   Operating                                160,908      186,034     510,409     632,460
   General and administrative                95,597       83,271     223,130     387,225
   Property management fees                  40,192       17,666     114,611      82,269
   Maintenance                               59,828       44,510     189,318     140,478
   Depreciation                              97,120       98,502     288,008     295,272
   Amortization                               5,139        5,433      20,108      18,344
   Interest                                 473,936      659,370   1,646,012   1,946,469
   Property taxes                           108,287       94,516     333,156     314,354
   Bad debt expense                          47,041       19,589      54,365      40,981
   Tenant reimbursements                   (106,822)     (78,234)   (277,167)   (303,991)
        Total expenses                      981,226    1,130,657   3,101,950   3,553,861

 Loss before equity in (loss) income
   of joint venture, loss on disposal
   of property and extraordinary item      (418,956)    (536,188) (1,372,651) (1,794,041)
   Equity in (loss) income of
     joint venture                          (74,658)     (20,768)  1,122,799     111,766
   Loss on disposal of property                  --           --          --     (21,670)
   Loss before extraordinary item          (493,614)    (556,956)   (249,852) (1,703,945)
   Extraordinary item - forgiveness
     of debt                                     --           --     496,881          --
        Net (loss) income                $ (493,614)  $ (556,956)$   247,029 $(1,703,945)
 Net (loss) income allocated to
     general partner (1%)                $   (4,936)  $   (5,570)$     2,470 $   (17,039)
 Net (loss) income allocated to
     limited partners (99%)                (488,678)    (551,386)    244,559  (1,686,906)
                                         $ (493,614)  $ (556,956)$   247,029 $(1,703,945)
 Per limited partnership unit:
   (Loss) income before
     extraordinary item                  $   (10.85)  $   (12.13)$     (5.49)$    (37.12)
   Extraordinary item                                         --       10.93          --
     Net (loss) income                   $   (10.85)  $   (12.13)$      5.44 $    (37.12)

[FN]
                 See Accompanying Notes to Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD. V

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)


                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners       Partners        Total

 Original capital contributions      45,450     $   1,000    $45,450,000    $ 45,451,000
 Partners' deficit at
    December 31, 1994                45,021     $(493,991)   $(9,925,039)   $(10,419,030)
 Net income for the nine months
    ended September 30, 1995                        2,470        244,559         247,029
 Partners' deficit at
    September 30, 1995               45,021     $(491,521)   $(9,680,480)   $(10,172,001)

[FN]

                 See Accompanying Notes to Financial Statements

d)                      ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                              1995          1994
 Cash flows from operating activities:
    Net income (loss)                                     $   247,029   $(1,703,945)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Equity in income of joint ventures                  (1,122,799)     (111,766)
       Depreciation                                           288,008       295,272
       Amortization of loan costs and leasing commission       70,613       109,589
       Loss on disposal of property                                --        21,670
       Bad debt expense                                        54,365        40,981
       Extraordinary gain on forgiveness of debt             (496,881)           --
    Change in accounts:
       Restricted cash                                         (8,164)      (15,949)
       Accounts receivable                                    (67,966)       (4,856)
       Escrows for taxes                                      (28,724)      (30,915)
       Other assets                                           (18,601)       (2,459)
       Accounts payable                                       (17,351)      (16,117)
       Tenant security deposit liabilities                      9,422         1,451
       Accrued taxes                                          167,627       (78,902)
       Accrued interest                                     1,094,339     1,333,079
       Due to affiliates                                       93,469       296,516
       Other liabilities                                      (34,669)      (64,277)
        Net cash provided by operating activities             229,717        69,372

 Cash flows used in investing activities:
    Property improvements and replacements                    (31,827)      (19,959)

 Cash flows from financing activities:
    Proceeds from long-term borrowings                             --        71,533
    Payments on mortgage notes payable                        (54,814)      (45,105)
    Net cash (used in) provided by financing activities       (54,814)       26,428

 Net increase in cash                                         143,076        75,841
 Cash at beginning of period                                  299,918       226,247
 Cash at end of period                                    $   442,994   $   302,088
 Supplemental disclosure of cash flow information
    Cash paid for interest                                $   501,169   $   522,145

[FN]
                 See Accompanying Notes to Financial Statements

e)                      ANGELES INCOME PROPERTIES, LTD. V

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

   The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and is experiencing liquidity problems. It is also in default on $7,250,000 of its mortgages and other notes payable due to its inability to service the indebtedness on a current basis, including $6,400,000 indebtedness to Angeles Mortgage Investment Trust ("AMIT").

   Included in the debt to AMIT are two second mortgages secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park totalling $4,600,000 which are in default due to nonpayment of interest. Also, included in the debt to AMIT are mortgage notes payable secured by University Park Center
- Phase IV in the amount of $1,800,000, which is recourse to the Partnership.
In addition, $850,000 in debt, which is secured by University Park Center - Phase III is in default due to nonpayment of interest. On July 21, 1995, and May 24, 1995, Phase III and Phase IV were sold at a foreclosure sale, respectively. Under foreclosure proceedings, the property was sold to the lender, however, the Partnership has a one year redemption period during which it may pay off the debt, including related accrued interest, and retain the property. If the Partnership cannot pay the debt on the property, the title to the property will transfer to the lender at the close of the one year redemption period. AMIT issued a deficiency Judgement against the Partnership on March 3, 1995 in the original amount of $451,406 for the $1,800,000 note. The Judgement constitutes a first lien against University Center Phase I and II, which is also collateral on a $2,600,000 promissory note to AMIT. As of September 30, 1995, the General Partner is negotiating with AMIT an Agreement for Deed in Lieu of Foreclosure for University Center Phase I and II. If such negotiations are successful, the Partnership will lose Phase I and II of the University Park Center, in exchange for (1) the satisfaction of the Judgement, the balance of which is $460,979 at September 30, 1995, and (2) the satisfaction of a portion of the outstanding amount of the $2,600,000 promissory note being an amount equal to $880,000 of accrued interest and late penalties. Finally, the Partnership is delinquent in approximately $50,828 in taxes relating to University Center Phase I & II at September 30, 1995.

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


Note B   Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the September 30, 1994, information to conform to the September 30, 1995, presentation.

Note C - Investment in Joint Venture

   The Partnership owns a 57% investment in Angeles Fort Worth Option Joint Venture ("Fort Worth"). The investment in Fort Worth is included in "Equity interest in net liabilities of joint venture" on the balance sheet. As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes through foreclosure on April 1, 1995.

   Condensed balance sheet information of Fort Worth at September 30, 1995, is as follows:


      Assets
      Cash                                          $    30,493
      Other assets                                       55,732
         Total                                      $    86,225

      Liabilities and Partners' Deficit
      Notes payable in default                      $ 2,888,563
      Other liabilities                               2,402,690
      Partners' deficit                              (5,205,028)
         Total                                      $    86,225

Note C - Investment in Joint Venture (continued)

   The condensed profit and loss statements of Fort Worth for the three and nine months ended September 30, 1995 and 1994, are summarized as follows:

                                      Three Months Ended September 30,

                                         1995                 1994
        Revenue                      $    2,041             $ 176,303
        Costs and expenses             (133,019)             (422,302)
           Net loss                  $ (130,978)            $(245,999)


                                      Nine Months Ended September 30,

                                         1995                 1994
        Revenue                      $  214,532           $   573,448
        Costs and expenses             (456,352)           (1,226,186)
        Bad debt recovery             1,932,975                    --
        Loss on sale of investment
           property                     (42,401)                   --
           Net income (loss)         $1,648,754           $  (652,738)

The Partnership's equity interest in the income of the joint ventures was $1,122,799 for the nine months ended September 30, 1995, and $111,766 for the nine months ended September 30, 1994.

   On March 22, 1995, a tenant of the W.T. Waggoner Building purchased the investment property for $300,000. The net proceeds to Fort Worth at the time of the sale were $214,749 and the loss on the sale amounted to $42,401. As part of the sales agreement, $55,420 was held in escrow to cover any unknown outstanding payables and a mechanic's lien on the property. The General Partner believes that this escrow is sufficient to cover any outstanding payables and that the mechanic's lien is without merit.

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

Note D   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following expenses were accrued or paid to the General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                 1995         1994

        Property management fees               $ 71,819     $ 82,269
        Reimbursement for services of
        affiliates including $851,942 and
        $777,656 accrued at September 30,
        1995 and 1994, respectively             163,469      296,516

        Marketing services                           --          293

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

   This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness which is included as a note payable, was $198,172 at September 30, 1995, and September 30, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $16,143 and $13,253 during the nine months ended September 30, 1995 and 1994, respectively.


Note D - Transactions with Affiliated Parties (continued)

   AMIT currently provides financing to the Partnership in the total principal amount of $6,400,000 secured by some of the Partnership's investment properties. All of this debt is in default at September 30, 1995. Total interest expense on this financing was $863,437 and $629,287 for the nine months ended September 30, 1995 and 1994, respectively.

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

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing. These funds were transferred to Angeles Income Properties, Ltd. IV, an affiliate of the General Partner (See discussion below).

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


Note D - Transactions with Affiliated Parties (continued)

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

   On December 22, 1994, the Partnership entered into an agreement with Fort Worth and AIPL IV, whereby Fort Worth transferred, assigned and delivered to AIPL IV all of Fort Worth's right, title and interests in and to all payment, distributions, profits, returns of capital and benefits accruing from the repayment by AMIT of the loans made to AMIT from Fort Worth. This transfer effectively transferred all of the Partnership's right, title and interests in and to all payment, distributions, profits, returns of capital and benefits accruing from the repayment by AMIT of the loans made to AMIT from Fort Worth. The Partnership has consented to this transfer, assignment and delivery. As a result, the previously mentioned cash settlement that Fort Worth received from AMIT was assigned to AIPL IV. AIPL IV had previously loaned $5,000,000 to Fort Worth. Fort Worth had made no principal or interest payments on the debt. This assignment was partial satisfaction of the debt Fort Worth has to AIPL IV.

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

Item 2. Managements Discussion and Analysis and Plan of Operation

   The Partnership's investment properties consist of one apartment complex, one mobile home park and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Southgate Village Apartments
    Bedford Heights, Ohio                          92%          95%
 Springdale Lake Estates Mobile Park
    Belton, Missouri                               77%          81%
 University Park Center
    Spring Lake Park, Minnesota                    80%          85%


   The Partnership realized net income of $247,029 for the nine months ended September 30, 1995, as compared to a net loss of $1,703,945 for the nine months ended September 30, 1994. The Partnership realized a net loss of $493,614 for the three months ended September 30, 1995, as compared to a net loss of $556,956 for the three months ended September 30, 1994. The increase in net income for the nine months ended September 30, 1995 versus the nine months ended September 30, 1994, is due to decreases in general and administrative expense and interest expense. Complimenting these decreases was an increase in the equity in income of the joint venture and a gain on early extinguishment of debt as a result of the foreclosure of the Partnership's interest in Mesa Dunes by Mesa Dunes.

   The decrease in rental income during the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is a result of a decreased occupancy for Southgate, Springdale and University. Occupancy at Southgate is slightly lower, but for 1995 the occupancy rate has been increasing due to better property management and full time staffing. Springdale's occupancy is decreasing as competition in the area increases and more tenants are buying houses. University's occupancy has also decreased as a result of two large tenants vacating the premises during 1995. The decrease in operating expenses for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994, is due to a decrease in office payroll and repairs and maintenance payroll for University Center. The decrease in general and administrative expenses during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily related to decreased expense reimbursements for asset management, partnership accounting and investor services. Although revenue has decreased, property management fees have increased. This is the result of increased fees associated with University Center. Property management fees for University Center Phase III and IV, which are in receivership, are not revenue driven, but are a flat fee instead. The increase in maintenance expense for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is primarily caused by increased contract services for repairs and maintenance and an increase in snow removal costs. The decrease in interest expense is due to the forgiveness of debt as the Partnership's interest in Mesa Dunes was foreclosed upon in exchange for the $5,000,000 debt that the Partnership owed to Mesa Dunes. Bad debt expense relates to receivables deemed uncollectible from tenants at University Center and have been reserved. Tenant reimbursements were significantly lower for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994. Due to changes in the management companies at University Park Center III, the detail data needed to accurately estimate the receivable in 1994 was not available.

   The Partnership's equity in income of joint ventures is $1,122,799 for the nine months ended September 30, 1995, and $111,766 for the nine months ended September 30, 1994. The increase in equity in income of joint ventures can be attributed to the bad debt recovery that Fort Worth realized on April 1, 1995, as a result of a partial recovery of its investment in AMIT. In addition, the increase in equity in income of joint venture can be attributed to the sale of the W.T. Waggoner Building. As a result of the sale, Fort Worth realized a decrease in revenues and a considerable decrease in costs and expenses.

   The Partnership recognized a gain on forgiveness of debt at September 30, 1995, as a result of the loss of its 50% interest in Mesa Dunes. The gain on forgiveness of debt amounted to $496,881 at September 30, 1995.

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

   At September 30, 1995, the Partnership had unrestricted cash of $442,994 compared to $302,088 at September 30, 1994. Net cash provided by operating activities increased due to increased net income. The increase in cash flows used in investing activities is due to increased capital improvements in 1995. The decrease in cash provided by financing activities is due to proceeds from long-term borrowings that were received in 1994 from AMIT in order to pay property taxes that became due in the third quarter of 1994 for University Center Phase IV.

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

   Included in the debt to AMIT are two second mortgages secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park totalling $4,600,000 which are in default due to nonpayment of interest. Also included in the debt to AMIT are mortgage notes payable secured by University Park Center - Phase IV in the amount of $1,800,000, which is recourse to the Partnership. In addition, $850,000 in debt, which is secured by University Park Center - Phase III is in default due to nonpayment of interest. As mentioned previously, on July 21, 1995, and on May 24, 1995, Phase III and Phase IV were sold at a foreclosure sale, respectively. Under foreclosure proceedings, the property was sold to the lender, however, the Partnership has a one year redemption period during which it may pay off the debt, including related accrued interest, and retain the property. If the Partnership cannot pay the debt on the property, the title to the property will transfer to the lender at the close of the one year redemption period. AMIT issued a deficiency Judgement against the Partnership on March 3, 1995 in the original amount of $451,406 for the $1,800,000 note. The Judgement constitutes a first lien against University Center Phase I and II, which is also collateral on a $2,600,000 promissory note to AMIT. As of September 30, 1995, the General Partner is negotiating with AMIT an Agreement for Deed in Lieu of Foreclosure for University Center Phase I and
II. If such negotiations are successful, the Partnership will lose Phase I and II of the University Park Center, in exchange for (1) the satisfaction of the Judgement, the balance of which is $460,979 at September 30, 1995, and (2) the satisfaction of a portion of the outstanding amount of the $2,600,000 promissory note being an amount equal to $880,000 of accrued interest and late penalties.


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

     MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP had declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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

     Also, AMIT made a loan to the Partnership on June 29, 1990, in the amount of $2,600,000, secured by the Partnership's real property known as Springdale Lake Estates Mobile Home Park. This loan was made on a non-recourse basis.
AMIT now asserts that this loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December of 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership at a time when such person was not in fact an officer of such entity. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership in any action commenced by or against them by AMIT asserting that the $2,600,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to the Note Modification. Accordingly, the Partnership withdrew its Proof of Claim on August 9, 1995. The Partnership has had and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

     Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships
managed by Angeles and its affiliates, including the Registrant.   Angeles
caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $2,286 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

     Additionally, the Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to AAP. The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt in the amount of $605,000, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew this claim.

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




                        Date: November 14, 1995