Form 10KSB
period 1995-12-31
ANGELES INCOME PROPERTIES LTD V
filed 1996-03-20
CIK 792181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-15547

                        ANGELES INCOME PROPERTIES, LTD. V

      California                                       95-4049903
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089                 29602
Greenville, South Carolina                                (Zip Code)
(Address of principal executive offices)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year.  $2,208,185

         State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is Management's belief that such trading would not exceed $25 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I


Item 1. Description of Business

   Angeles Income Properties, Ltd. V ("the Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as "the Agreement") dated June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARCII").

   The Partnership, through its public offering of Limited Partnership Units, sold 45,450 units aggregating $45,450,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns three investment properties. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

   The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services for the Partnership's investment properties.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Item 2. Description of Properties:

        The following table sets forth the Registrant's investments in properties:


                           Date of
     Property              Purchase     Type of Ownership            Use
 Southgate Village Apts.   06/26/87  Fee ownership, subject to a   Residential Rental
                                     first and second mortgage     152 units

 Springdale Lake Estates   12/31/86  Fee ownership, subject to a   Residential Rental
   Mobile Home Park                  first and second mortgage     443 pads

 University Park Center-   06/29/87  Fee ownership, subject to a   Commercial
   Phase III                         first mortgage                26,410 sq. ft.



   The Partnership lost Phases I and II of University Park Center via a Deed in Lieu of Foreclosure effective November 17, 1995 and Phase IV was lost through foreclosure effective December 2, 1995.

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

   Finally, the Partnership had a 57% interest in Angeles Fort Worth Option Joint Venture ("Fort Worth"). Fort Worth's remaining asset was sold on March 22, 1995 and all remaining cash will be used to pay Partnership liabilities. As a result, Fort Worth was dissolved effective December 31, 1995, and, therefore, the Partnership lost its 57% interest in Fort Worth.

Schedule of Properties:

                           Gross
                         Carrying    Accumulated                         Federal
 Property                  Value    Depreciation     Rate    Method     Tax Basis
 Southgate Village
  Apartments           $ 3,717,741   $ 1,027,440   5-40 yrs    (1)      2,866,604

 Springdale Lake
  Estates Mobile
  Home Park              5,392,202     1,214,305   5-40 yrs    (1)      3,665,189

 University Park
   Center - Phase III      708,407       273,135   2-40 yrs    (1)      1,240,437

                       $ 9,818,350   $ 2,514,880                      $ 7,772,230

(1)  Straight line


   See Note B of the financial statements included in Item 7 for a description of the Partnership's depreciation policy.


Schedule of Mortgages:


                            Principal                                      Principal
                            Balance At                                      Balance
                           December 31,   Interest    Period   Maturity     Due At
 Property                     1995          Rate    Amortized    Date      Maturity
 Southgate Village Apts.
    1st mortgage            $ 2,653,935    10.63%    25 years   01/2006  $ 1,976,767
    2nd mortgage, in
    default (1)               2,000,000    11.50%      (2)      03/1995    2,000,000
 Springdale Lake Estates
   Mobile Home Park
   1st mortgage               2,815,487     8.75%    26 years   09/1998    2,693,054
   2nd mortgage, in
   default (1)                1,720,000    12.25%      (2)      06/1995    1,720,000
 University Park Center
    Phase III, in default       850,000    10.68%      (2)      12/2014      850,000
 Angeles Income
    Properties, Ltd., V
    Note payable (4)            198,172     (3)        (2)      11/1997      198,172

         Total              $10,237,594                                  $ 9,437,993

(1) Loan provided by Angeles Mortgage Investment Trust
(2) Interest only payments
(3) Prime rate plus 2%
(4) Loan from Angeles Acceptance Pool, L.P.


Average annual rental rate and occupancy for 1995 and 1994 for each property are as follows:

                                         Average Annual           Average Annual
                                          Rental Rates               Occupancy
 Property                             1995            1994       1995        1994
 Southgate Village Apts.           $5,356/unit     $5,389/unit    92%         94%
 Springdale Lake Estates
    Mobile Home Park                2,102/unit      2,145/unit    76%(2)      80%
 University Park Center -            7.35/s.f.        (1)         66%         (1)
   Phase III

(1) Information relating to University Park Center - Phase III, which is in receivership, was not available at December 31, 1994.

(2) Low occupancy can be attributed to mobile home dealers purchasing mobile homes and moving these homes to the dealership or to private ground. In addition, the economy in the Belton, Missouri area is not good.

    As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes, mobile home parks and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations for the years 1996-2005:


                                 Number of                                 % of Gross
                                Expirations   Square Feet   Annual Rent   Annual Rent
    University Park Center
           Phase III

             1996                    2           2,030        $18,565         26%
             1997                   --            --               --          --
             1998                    2           4,490         38,765         54%
             1999                    1           1,600         14,400         20%
           2000-2005                --            --               --          --

    Real estate taxes and rates in 1995 for each property were:

                                                1995           1995
                                               Billing         Rate

 Southgate Village Apts.                       $70,490         6.03
 Springdale Lake Estates
   Mobile Home Park                             35,544         5.81
 University Park Center - Phase III             44,930         5.37


Item 3.      Legal Proceedings

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

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


   In addition, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships
managed by Angeles and its affiliates, including the Registrant.   Angeles
caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $2,286 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

   Finally, the Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt in the amount of $605,000, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew this claim.

   The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

   The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 45,450 Limited Partnership Units during its offering period through June 10, 1987, and currently has 45,021 Limited Partnership Units outstanding and 3,805 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During the year, the number of Limited Partnership Units remained the same. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

   The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.



Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

   The Partnership realized net income of $4,633,549 for the year ended December 31, 1995, as compared to a net loss of $2,668,413 for the year ended December 31, 1994. The increase in net income for the year ended December 31, 1995, versus the year ended December 31, 1994, is due primarily to decreased expenses, increased equity income from the joint ventures and gains recognized as a result of the foreclosure of University Park Center Phases I, II and IV.

   The decrease in rental income for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is a result of a decreased occupancy at Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. The increase in other income can be attributed to an increase in lease cancellation fees, application fees and late charge collections at Southgate Village Apartments.

   The decrease in operating expenses for the year ended December 31, 1995, versus the year ended December 31, 1994, is due to a decrease in water and sewer
expense at Springdale Lake Estates Mobile Home Park.   During 1995, meter
readings of the property's water/sewer usage were read improperly resulting in an approximate $100,000 reduction in charges to the property over 1994. Per discussion with officials of the City of Belton (Missouri) Utility Company, there is no way to quantify the amount of error in the readings, therefore the property will not be billed for any catch-up. The decrease in general and administrative expenses for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is primarily related to decreased expense reimbursements for partnership administrative services. The increase in maintenance expense for 1995 versus 1994 is primarily caused by increased contract services for repairs and maintenance and an increase in snow removal costs. The increase in contract services is due to a shortage of staff as a result of the loss of the on-site maintenance technician. The decrease in interest expense is due to the forgiveness of debt as the Partnership's interest in Mesa Dunes was foreclosed upon in exchange for the $5,000,000 debt that the Partnership owed to Mesa Dunes. Property tax expense decreased primarily due to the decreased assessment of Springdale Lake Estates Mobile Home Park in 1995. Bad debt expense relates to receivables deemed uncollectible from tenants at University Park Center. Tenant reimbursements are lower in 1995 than in 1994. Due to changes in the management companies at University Park Center Phase III, the detail data needed to accurately estimate the receivable in 1994 was not available.

   The increase in the equity income of the joint venture can be attributed to Fort Worth. On April 1, 1995, Fort Worth realized approximately $1,900,000 in bad debt recovery as a result of a partial recovery of its receivable from AMIT. In addition, at December 31, 1995, Fort Worth was effectively dissolved resulting in approximately $5,200,000 in debt forgiveness as a result of the write-off of all outstanding non-recourse liabilities of Fort Worth. Finally, as a result of the sale of Fort Worth's remaining asset, the W.T. Waggoner Building, on March 22, 1995, Fort Worth realized a considerable decrease in costs and expenses from 1994 to 1995.

   As a result of the loss of University Park Center Phases I, II and IV, the Partnership realized a $313,121 gain on transfer of property in foreclosure and a $1,929,788 extraordinary gain on forgiveness of debt. The gain on transfer of property in foreclosure represents the difference between the fair value and the net book value of the properties surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished pursuant to foreclosure.

   During 1994, the Partnership realized a loss on disposal of property of $21,670. This loss is primarily due to the re-roofing of one of the five buildings at the Springdale Lake Estates Mobile Home Park property resulting in the write-off of the original roof not yet fully depreciated.

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

Liquidity and Capital Resources

   At December 31, 1995, the Partnership had unrestricted cash of $292,865 compared to $299,918 at December 31, 1994. Net cash provided by operating activities increased due to increased net income. The increase in cash flows used in investing activities is due to increased property improvements in 1995 and due to lack of distributions from joint ventures in 1995. Net cash used in financing activities remained stable from 1994 to 1995.

   The accompanying financial statements have been prepared assuming Angeles Income Properties, Ltd. V (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. It is also in default on $4,570,000 of certain of its mortgages and other notes payable and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

The Partnership had a recourse first mortgage note payable to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by a former affiliate of the General Partner, in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sherriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase IV. See Note C for further discussion. The Partnership's mortgage of $850,000 secured by University Park Center - Phase III is in default due to nonpayment of interest. The lender has initiated foreclosure proceedings on Phase III, and the Partnership expects to lose this property in 1996.

   The Partnership has second mortgages to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by a former affiliate of the General Partner, totaling $3,720,000 and secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment of interest. In addition, the second mortgage in the amount of $2,000,000 secured by Southgate Village Apartments is recourse to the Partnership. Subsequent to December 31, 1995, a formal demand for payment of the unpaid principal balance and accrued interest was received from the lender for debt secured by Southgate Village Apartments. The aggregate amount of this indebtedness at December 31, 1995 is $2,726,219.

   The Partnership is presently paying non-debt related expenses of the properties, is current on two first mortgage notes payable and is making partial interest payments on the two second mortgages in default. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.



Item 7.     Financial Statements


ANGELES INCOME PROPERTIES, LTD. V


LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Balance Sheet - December 31, 1995

      Statements of Operations - Years ended December 31, 1995 and 1994

      Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

      Statements of Cash Flows - Years ended December 31, 1995 and 1994

      Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. V






We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. V as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that Angeles Income Properties, Ltd. V will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on certain loans and does not generate sufficient cash flows to meet current operating requirements. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Because of the possible material effects on the financial statements referred to above of the matters described in the preceding paragraph, we are unable to, and do not, express an opinion on these financial statements.


                                             /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 13, 1996


                        ANGELES INCOME PROPERTIES, LTD. V

                                  BALANCE SHEET

                                December 31, 1995



 Assets
    Cash and cash equivalents:
       Unrestricted                                                $   292,865
       Restricted--tenant security deposits                             67,082
    Accounts receivable                                                 17,505
    Escrow deposit for taxes                                            99,139
    Other assets                                                        95,950
    Investment properties (Notes D and G):
       Land                                          $ 1,008,411
       Buildings and related personal
          property                                     8,809,939
                                                       9,818,350
       Less accumulated depreciation                  (2,514,880)    7,303,470
                                                                   $ 7,876,011

    Liabilities and Partners' Deficit

    Liabilities
       Accounts payable                                            $    34,539
       Tenant security deposits                                         69,823
       Accrued taxes                                                   131,647
       Accrued interest                                              2,207,621
       Due to affiliate (Note F)                                       882,185
       Other liabilities                                                98,083
       Notes payable, including
        $4,570,000 in default (Notes D and G)                       10,237,594


    Partners' Deficit
       General partner                               $  (447,656)
       Limited partners (45,021 units issued
          and outstanding)                            (5,337,825)   (5,785,481)
                                                                   $ 7,876,011


                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF OPERATIONS


                                                             Years Ended December 31,
                                                                1995           1994
 Revenues:
   Rental income                                            $ 2,137,686    $ 2,214,582
   Other income                                                  70,499         52,926
         Total revenues                                       2,208,185      2,267,508
 Expenses:
   Operating                                                    669,489        826,166
   General and administrative                                   309,546        469,669
   Property management fees                                     149,264        115,089
   Maintenance                                                  245,726        195,145
   Depreciation                                                 363,059        393,442
   Amortization                                                  20,371         23,567
   Interest                                                   2,072,865      2,738,206
   Property taxes                                               385,091        427,818
   Bad debt expense                                              54,365         89,609
   Tenant reimbursements                                       (372,610)      (422,358)
         Total expenses                                       3,897,166      4,856,353

 Loss before equity in income (loss)
   of joint venture, gain on transfer of
   property in foreclosure, loss on disposal of
   property and extraordinary gain                           (1,688,981)    (2,588,845)

   Equity in income (loss) of joint ventures (Note H)         4,079,621        (57,898)
   Gain on transfer of property in foreclosure (Note C)         313,121             --
   Loss on disposal of property                                      --        (21,670)

   Income (loss) before extraordinary item                    2,703,761     (2,668,413)
   Extraordinary gain - forgiveness
      of debt (Note C)                                        1,929,788             --
         Net income (loss)                                  $ 4,633,549    $(2,668,413)

 Net income (loss) allocated to
      general partner (1%)                                  $    46,335    $   (26,684)
 Net income (loss) allocated to
      limited partners (99%)                                  4,587,214     (2,641,729)
         Net income (loss)                                  $ 4,633,549    $(2,668,413)

 Per limited partnership unit:
   Income (loss) before
      extraordinary item                                    $     59.45     $   (58.68)
   Extraordinary gain                                             42.44             --
      Net income (loss)                                     $    101.89     $   (58.68)

                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. V

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner      Partners         Total
 Original capital contributions      45,450     $   1,000     $45,450,000   $ 45,451,000

 Partners' deficit at
    December 31, 1993                45,450     $(467,307)    $(7,283,310)  $ (7,750,617)

 Abandonment of Limited
    Partnership Units (Note J)         (429)           --              --             --

 Net loss for the year ended
    December 31, 1994                    --       (26,684)     (2,641,729)    (2,668,413)

 Partners' deficit at
   December 31, 1994                 45,021      (493,991)     (9,925,039)   (10,419,030)

 Net income for the year ended
    December 31, 1995                    --        46,335       4,587,214      4,633,549

 Partners' deficit at
    December 31, 1995                45,021     $(447,656)    $(5,337,825)  $ (5,785,481)

                 See Accompanying Notes to Financial Statements



                        ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF CASH FLOWS



                                                       Years Ended December 31,
                                                         1995            1994
 Cash flows from operating activities:
    Net income (loss)                               $ 4,633,549     $(2,668,413)
    Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
    Equity in (income) loss of joint ventures        (4,079,621)         57,898
    Depreciation                                        363,059         393,442
    Amortization of loan costs and
       leasing commissions                               76,905         145,228
    Loss on disposal of property                             --          21,670
    Bad debt expense                                     54,365          89,609
    Extraordinary gain-forgiveness of
       debt                                          (1,929,788)             --
    Gain on transfer of property in foreclosure        (313,121)
 Change in accounts:
    Restricted cash                                     (22,955)         (7,878)
    Accounts receivable                                 (67,318)        (43,406)
    Escrows for taxes                                   (55,218)         (5,295)
    Other assets                                        (67,602)         (5,480)
    Accounts payable                                   (154,581)        162,794
    Tenant security deposit liabilities                   1,480           1,021
    Accrued taxes                                        87,087         (90,425)
    Accrued interest                                  1,382,762       1,620,204
    Due to affiliates                                   123,712         277,333
    Other liabilities                                   132,052         (85,815)
       Net cash provided by (used in)
          operating activities                          164,767        (137,513)

 Cash flows from investing activities:
    Property improvements and replacements              (97,837)        (27,109)
    Distributions from joint venture                         --         300,250
       Net cash (used in) provided by
          investing activities                          (97,837)        273,141

 Cash flows used in financing activities:
    Payments on mortgage notes payable                  (73,983)        (61,957)

 Net (decrease) increase in cash                         (7,053)         73,671
 Cash and cash equivalents at beginning
    of period                                           299,918         226,247
 Cash and cash equivalents at end of period         $   292,865     $   299,918
 Supplemental disclosure of cash flow
    information
 Cash paid for interest                             $   633,569     $   996,341

                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosures

On April 1, 1995 the Partnership lost its interest in the Mesa Dunes Joint Venture as Mesa Dunes foreclosed on its collateral. In November 1995 the Partnership granted Deeds in Lieu of Foreclosure on University Park Center - Phases I, II, and IV. See Note C. In connection with these non-cash transactions the following accounts were adjusted:


 Accounts Receivable                                $   (38,156)
 Other Assets                                          (227,895)
 Investment in Joint Venture                         (6,118,310)
 Investment Properties                               (1,768,036)
 Accounts Payable and Other Accrued Liabilities         150,364
 Accrued Taxes                                          106,143
 Accrued Interest                                     2,458,799
 Notes Payable                                        7,680,000

                 See Accompanying Notes to Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. V

                          Notes to Financial Statements

                                December 31, 1995


Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Income Properties, Ltd. V (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. It is also in default on $4,570,000 of certain of its mortgages and other notes payable and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

The Partnership had a recourse first mortgage note payable to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sherriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase IV. See Note C for further discussion. The Partnership's mortgage of $850,000 secured by University Park Center - Phase III is in default due to nonpayment of interest. The lender has initiated foreclosure proceedings on Phase III, and the Partnership expects to lose this property in 1996.

The Partnership has second mortgages totalling $3,720,000 and secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment of interest. In addition, the second mortgage in the amount of $2,000,000 secured by Southgate Village Apartments is recourse to the Partnership. Subsequent to December 31, 1995, a formal demand for payment of the unpaid principal balance and accrued interest was received from the lender for the debt secured by Southgate Village Apartments. The aggregate amount of this indebtedness at December 31, 1995 is $2,726,219. The Partnership intends to initiate negotiations with AMIT regarding this indebtedness and the General Partner believes that foreclosure by AMIT is unlikely due to the substantial prepayment penalty of the first mortgage.

   The Partnership is presently paying non-debt related expenses of the properties, is current on two first mortgage notes payable and is making partial interest payments on the two second mortgages in default. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing; however, it intends to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B   Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. V (the "Partnership ) is a California limited partnership organized on June 29, 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates two residential and one commercial property located in or near major urban areas in the United States.

Investment in Joint Ventures: The Partnership accounted for its 50% investment in Mesa Dunes and its 57% investment in Angeles Fort Worth Option Joint Venture ("Fort Worth") using the equity method of accounting (see Note H). Under the equity method, the Partnership recorded its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures would be recorded at an amount less than zero (a liability) only to the extent of the Partnership's share of net liabilities of the joint ventures.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or investments sold (Initial Incentive Interest); (iv) Fourth, to the Partners in proportion to their interests until the Limited Partners have received distributions from all sources equal to their additional 8% Cumulative Distribution; and (v) Thereafter, 76% to the Limited Partners in proportion to their interests and 24% ("Final Incentive Interest") to the General Partner.

Depreciation: Depreciation is computed utilizing the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.


Note B - Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs, included in other assets, of $228,878 are being amortized on a straight-line basis over the lives of the loans. Current accumulated amortization is $132,928.

Advertising Costs: Advertising costs, $27,636 in 1995 and $34,871 in 1994, are charged to expense as they are incurred and are included in operating expenses.

Lease Commissions: Lease commissions are being amortized using the straight line method over the terms of the respective leases.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for periods ranging from twelve months to four years.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. (See Note D)

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note C - Gain on Extinguishment of Debt and Foreclosure of Properties

The Partnership had a note payable to Mesa Dunes in the amount of $5,000,000 plus accrued interest collateralized by its 50% ownership interest in Mesa Dunes. This note was in default due to failure to perform under the terms and conditions of the note, including failure to make interest payments when due. In December 1994 Mesa Dunes formally notified the Partnership that the note was in default. In February 1995 Mesa Dunes gave notice that it intended to foreclose on its collateral. On April 1, 1995 Mesa Dunes foreclosed and the Partnership lost its interest in the joint venture. Upon the foreclosure the Partnership recognized an extraordinary gain on the extinguishment of debt of $496,881, which represented the difference between its investment in Mesa Dunes and the debt extinguished pursuant to the foreclosure.

The Partnership had a recourse first mortgage note payable to AMIT in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale for $2,175,000, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment against the Partnership of $451,000. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase
IV. These Deeds in Lieu of Foreclosure were used to satisfy the $451,000 deficiency. AMIT also granted a reduction of $880,000 of its second mortgage on Springdale Lake Estates Mobile Home Park. The remaining balance at December 31, 1995 for the Springdale second mortgage is $1,720,000 in principal plus accrued interest.

The net fair value and the recorded net book value of the properties lost on the date of foreclosure totaled $2,081,157 and $1,768,036, respectively. The net gain on foreclosure amounted to $1,746,028, of which $313,121 represented a gain on transfer of property in foreclosure and $1,432,907 represented a gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished in the foreclosure.


Note D - Notes Payable

The principle terms of notes payable are as follows:


                            Monthly                            Principal     Principal
                            Payment     Stated                  Balance      Balance At
                           Including   Interest   Maturity       Due At     December 31,
                           Interest      Rate        Date       Maturity        1995
 Mortgages:
 Southgate Village Apts.
   1st mortgage             $ 26,687    10.63%   01/2006     $ 1,976,767     $ 2,653,935
   2nd mortgage, in
   default (1)                19,167     11.5%   03/1995(2)    2,000,000       2,000,000
 Springdale Lake Estates
   Mobile Home Park
   1st mortgage               23,836     8.75%   09/1998       2,693,054       2,815,487
   2nd mortgage, in
   default (1)                17,558    12.25%   06/1995(2)    1,720,000       1,720,000
 University Park Center
   Phase III, in default       7,565    10.68%   12/2014(2)      850,000         850,000
 Angeles Income
   Properties, Ltd., V
   Note payable (4)              (2)      (3)    11/1997(2)      198,172         198,172

                           $ 94,813                          $ 9,437,993     $10,237,594

(1)  Loan provided by AMIT (See Note F).
(2)  Interest only payments.
(3)  Prime rate plus 2%
(4)  Loan from Angeles Acceptance Pool, L.P. (see Note F)


The estimated fair value of the Partnership's aggregate first mortgages that are not in default is approximately $6,000,000 as compared to the carrying value of $5,469,423. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the mortgages in default and the note payable to an affiliate (Note F) as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable.

The mortgage notes payable are secured by pledge of certain of the Partnership s rental properties and by pledge of revenues from the respective rental properties. Certain of the notes require prepayment penalties if repaid prior to maturity.

Note D   Notes Payable (continued)

Scheduled principal payments of notes payable subsequent to December 31, 1995, are as follows:
                   1996                       $ 4,651,463
                   1997                           287,879
                   1998                         2,778,836
                   1999                            55,198
                   2000                            61,357
                Thereafter                      2,402,861

                                              $10,237,594

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) investments in joint venture differences, (2) foreclosure of investment properties, (3) reserve for bad debts, and (4) depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:

                                      1995             1994

 Net income/(loss) as reported    $ 4,633,549      $(2,668,413)
 Add (deduct):
   Depreciation differences          (141,380)        (110,867)
   Unearned income                     (5,986)           6,796
   Foreclosure of investment
     properties                    (4,158,571)              --
   Investments in joint
     venture differences           (8,822,652)          45,466
   Bad debt expense                  (107,839)          91,317
   Accrued audit                        5,950          (51,750)
   Other                                   --           18,375

 Federal taxable loss             $(8,596,929)     $(2,669,076)

 Federal taxable loss per
   limited partnership unit       $   (189.04)     $    (58.69)


Note E - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

 Net deficit as reported                        $(5,785,481)
 Land and buildings                               1,178,522
 Accumulated depreciation                          (709,762)
 Syndication and distribution costs               6,343,568
 Accruals                                            38,459

 Net assets - Federal tax basis                   1,065,306


Note F   Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1995 and 1994:


                                                        1995               1994

 Property management fees                            $ 96,303           $115,089

 Reimbursement for services of affiliates
    including $882,185 and $758,473 accrued
    at December 31, 1995 and 1994,
    respectively                                      226,123            344,626


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


Note F   Transactions with Affiliated Parties (continued)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $198,172 at December 31, 1995, and December 31, 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $21,469 and $18,331 during the years ended December 31, 1995 and 1994, respectively.

AMIT currently provides financing to the Partnership in the total principal amount of $3,720,000 secured by some of the Partnership's investment properties. All of this debt is in default at December 31, 1995. Total interest expense on this financing was $697,201 and $974,192 for the years ended December 31, 1995 and 1994, respectively.

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

Note F - Transactions with Affiliated Parties (continued)

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

On December 6, 1994, Mesa Dunes gave notice to the Partnership that the note in the amount of $5,000,000 dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest including, but not limited to, failure to make interest payments. In February 1995, Mesa Dunes gave notice that it intended to foreclose on its collateral. As mentioned previously, on April 1, 1995, Mesa Dunes foreclosed on its collateral and the Partnership lost its 50% interest in Mesa Dunes.



Note G - Investment Properties and Accumulated Depreciation

                                        Initial Cost
                                       To Partnership
                                                                         Cost
                                                       Buildings     Capitalized
                                                      and Related     (Removed)
                                                       Personal     Subsequent to
 Description              Encumbrances      Land        Property     Acquisition
 Southgate Village Apts.   $ 4,653,935  $  269,066   $ 3,094,363      $   354,312
 Springdale Lake Estates
   Mobile Home Park          4,535,487     705,835     4,765,754          (79,387)
 University Park Center        850,000   1,031,471     5,844,973       (6,168,037)
 Angeles Income
   Properties, Ltd. V          198,172          --            --               --

        Totals             $10,237,594  $2,006,372   $13,705,090      $(5,893,112)




                             Gross Amount At Which Carried
                                  At December 31, 1995

                                          Buildings
                                         And Related
                                           Personal                  Accumulated      Date     Depreciable
 Description                 Land          Property       Total      Depreciation   Acquired   Life-Years
 Southgate Village        $  269,066     $ 3,448,675   $ 3,717,741   $ 1,027,440    06/26/87     10-40
 Springdale Lake
   Mobile Home Park          653,835       4,738,367     5,392,202     1,214,304    12/31/86     10-40
 University Park
   Phase III                  85,510         622,897       708,407       273,136    06/29/87     10-40

   Totals                 $1,008,411     $ 8,809,939   $ 9,818,350    $2,514,880


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.


Note G - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   1995            1994
 Investment Properties
 Balance at beginning of year                 $12,622,916     $12,639,634
   Property improvements                           97,837          27,109
   Property valuation reserve                          --              --
   Disposal of property                        (2,902,403)        (43,827)

 Balance at end of year                       $ 9,818,350     $12,622,916

 Accumulated Depreciation
 Balance at beginning of year                 $ 3,286,188      $2,914,903
   Additions charged to expense                   363,059         393,442
   Disposal of property                        (1,134,367)        (22,157)

 Balance at end of year                       $ 2,514,880     $ 3,286,188


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $10,996,872 and $17,060,464. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $3,224,642 and $3,777,393.

As mentioned previously, the mortgage on University Park Center - Phase III in the amount of $850,000 plus accrued interest is in default due to nonpayment of interest. In 1995 the lender initiated foreclosure proceedings on this property, which has a carrying value of $435,000 at December 31, 1995. The Partnership expects to lose the property in 1996, and it has been accounted for as "held for disposal" in accordance with FAS 121. No impairment loss has been recognized as the estimated fair value less costs to dispose exceeds the carrying value. In addition, the property will not be further depreciated.
The Partnership will recognize a gain upon foreclosure due to the extinguishment of the debt. The Partnership recognized rental revenues and operating expenses of approximately $160,000 and $134,000, respectively, for this property for the year ended December 31, 1995.

Note H - Investment in Joint Ventures

The Partnership had a 50% investment in Mesa Dunes and a 57% investment in Fort Worth.

As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes on April 1, 1995 as Mesa Dunes foreclosed on its collateral for the note in default. In 1995 the Partnership recognized $183,010 as its equity interest in the earnings of Mesa Dunes up to the date it lost its investment; it recognized $631,973 in 1994.

Fort Worth's general partners decided to terminate the joint venture in 1995 after the W.T. Waggoner Building, Fort Worth's remaining property, was sold on March 22, 1995. All remaining cash was used to pay Fort Worth's liabilities in January 1996, at which time the joint venture was dissolved.



Note H - Investment in Joint Ventures (continued)

Condensed balance sheet information of Fort Worth at December 31, 1995, is as follows:


 Assets
     Cash                                       $     62,015

         Total                                  $     62,015

 Liabilities
     Notes payable                              $     62,015

         Total                                  $     62,015


The condensed profit and loss statements of Fort Worth are summarized as follows:

                                                     Years Ended December 31,
                                                       1995            1994

 Revenue                                          $   207,399     $   758,998
 Costs and expenses                                  (460,758)     (1,969,300)
 Bad debt recovery                                  1,932,975              --
 Extraordinary gain-forgiveness of debt             5,174,115              --

     Net income (loss)                            $ 6,853,731     $(1,210,302)

The increase in income from 1994 to 1995 can be attributed to the following: 1) bad debt recovery as a result of a partial recovery of its receivable from AMIT (See Note F), 2) debt forgiveness as a result of the write-off of all outstanding liabilities of Fort Worth and 3) as a result of the sale of Fort Worth's remaining asset, Fort Worth realized a considerable decrease in costs and expenses from 1994 to 1995.

Note I - Operating Leases

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes.

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to four years.

                    1996                           $71,730
                    1997                            53,165
                    1998                            44,004
                    1999                             4,800

                                                  $173,699


Note J - Abandonment of Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 429 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

   There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

          Name                    Age                    Office

Carroll D. Vinson                  55           President, Director
Robert D. Long, Jr.                28           Controller, Principal
                                                Accounting Officer
William H. Jarrard, Jr.            49           Vice President
John K. Lines, Esq.                36           Vice President and Secretary
Kelley M. Buechler                 38           Assistant Secretary

Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for the five years prior to his joining Insignia. He was previously associated with the accounting firm Ernst and Whinney for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines, Esq. has been Insignia's General Counsel and Secretary since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in Note E of the Financial Statements included under Item 7, which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of January 1, 1996, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

   The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that the successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between
(i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12 .  Certain Relationships and Related Transactions

   No transactions have occurred between the Partnership and any officer or director of ARC II.

   During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under Note F of the Partnerships' Financial Statements included under Item 7, which is hereby incorporated by reference.


                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K


         (a)      Exhibits required by Item 601 of Regulation S-B:  Refer to
                  Exhibit Index.


         (b)      Reports on Form 8-K:

                  None filed for the quarter ended December 31, 1995.




                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ANGELES INCOME PROPERTIES, LTD. V
                                          (A California Limited Partnership)
                                          (Registrant)


                                     By:  Angeles Realty Corporation II






                                     By:  /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                   Date:  March 20, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson                 President           March 20, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.               Controller          March 20, 1996
Robert D. Long, Jr.                  and Principal
                                     Accounting Officer






                        ANGELES INCOME PROPERTIES, LTD. V


                                  Exhibit Index


    Exhibit Number                         Description of Exhibit

           3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1986 which is incorporated herein by reference

          10.1                  Promissory Note - Fort Worth Center and the W.T.
                                Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference.

          10.2 Deed of Trust, Assignment of Leases and Rents and Security Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference.

          10.3 Deed of Trust - Option - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference.

          10.4 Security Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference.

          10.5 Option Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference.

          10.6 Agreement of Purchase and Sale of Real Property with Exhibits - Springdale Lake Estates Mobile Home Park filed in Form 8-K dated December 31, 1986 which is incorporated herein by reference.

          10.7 Agreement of Purchase and Sale of Property with Exhibits - Southgate Village Apartments filed in Form 8-K dated June 26, 1987 which is incorporated herein by reference.

          10.8 Agreement of Purchase and Sale of Property with Exhibits - University Park Center filed in Form 8-K dated June 29, 1987 which is incorporated herein by reference.

          10.9 Agreement of Purchase and Sale of Property with Exhibits - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

          10.10 Beneficiary's Statement of Assumption - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

          10.11 General Partnership Agreement of Partners - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

          10.12 Agreement of Purchase and Sale of Property with Exhibits - Wakonda Shopping Center and Town & Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

          10.13 First Amendment to Agreement of Purchase and Sale of Property with Exhibits - Wakonda Shopping Center and Town & Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

          10.14 Agreement for Consulting Services - Wakonda Shopping Center and Town & Country Shopping Center filed Form 8-K dated December 30, 1987 which is incorporated herein by reference.

          10.15 First Trust Deed - Springdale Lake Estates Mobile Home Park filed in form 10Q dated September 30, 1988 as Exhibit 10.2 which is incorporated herein by reference.

          10.16 Promissory Note - Southgate Apartments filed in Form 10Q dated September 30, 1990 as Exhibit
                                10.19 which is incorporated herein by reference.

          10.17 Promissory Note - Springdale Lake Mobile Home Park filed in Form 10Q dated September 30, 1990 as Exhibit 10.20 which is incorporated herein by reference.

          10.18 Promissory Note - Mesa Dunes, Wakonda, Town & Country Joint Venture filed in Form 10Q dated September 30, 1990 as Exhibit 10.21 which is incorporated herein by reference.

          10.19 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

          10.20 Substitute Trustee's Deed showing the foreclosure on the Oil, Gas and Commerce Buildings by American Life and Insurance Company, filed in Form 8-K dated April 6, 1993 which is incorporated herein by reference.

          10.21 Proposed settlement of Fort Worth Option Joint Venture's note receivable with Angeles Mortgage Investment Trust, filed in Form 8-K dated September 6, 1994 which is incorporated herein by reference.

          10.22 Agreement for Deed in Lieu of Foreclosure dated October 31, 1995, the Partnership, Angeles Realty Corporation II and Angeles Mortgage Investment Trust.


          10.23 Bill of Sale and Assignment dated October 31, 1995, by the Partnership in favor of Angeles Mortgage Investment Trust.

          10.24 Assignment of Leases dated October 31, 1995, by the Partnership in favor of Angeles Mortgage Investment Trust.

          10.25 Limited Warranty Deed dated October 31, 1995, by the Partnership to Angeles Mortgage Investment Trust.

           16 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.