Form 10QSB
period 1996-03-31
ANGELES INCOME PROPERTIES LTD V
filed 1996-05-13
CIK 792181

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


                  For the quarterly period ended March 31, 1996


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


                    Issuer's telephone number (864) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                      ANGELES INCOME PROPERTIES, LTD. V

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                    $    281
      Restricted--tenant security deposits                                  56
   Accounts receivable                                                       8
   Escrow for taxes                                                         92
   Other assets                                                             91
   Investment properties:
      Land                                              $  1,008
      Buildings and related personal
            property                                       8,821
                                                           9,829
      Less accumulated depreciation                       (2,582)        7,247
                                                                      $  7,775

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                $     26
      Tenant security deposits                                              70
      Accrued taxes                                                        146
      Accrued interest                                                   2,410
      Due to affiliates                                                    924
      Other liabilities                                                     97
      Notes payable, including
       $4,570 in default                                                10,218

   Partners' Deficit
      General partner                                   $   (451)
      Limited partners (45,021 units issued
            and outstanding)                              (5,665)       (6,116)
                                                                      $  7,775

                 See Accompanying Notes to Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                        Three Months Ended
                                                             March 31,
                                                       1996           1995
 Revenues:
   Rental income                                    $    368       $    528
   Other income                                           50             16
      Total revenues                                     418            544

 Expenses:
   Operating                                             199            256
   General and administrative                             57             66
   Maintenance                                            35             59
   Depreciation                                           67             95
   Interest                                              341            702
   Property taxes                                         49            114
      Total expenses                                     748          1,292

 Loss before equity in income
   of joint ventures                                    (330)          (748)
 Equity in income of
   joint ventures                                         --            188

      Net loss                                      $   (330)      $   (560)

 Net loss allocated to
   general partner (1%)                             $     (3)      $     (6)
 Net loss allocated to
   limited partners (99%)                               (327)          (554)

      Net loss                                      $   (330)      $   (560)

 Per limited partnership unit:

      Net loss                                      $  (7.26)      $ (12.31)

                 See Accompanying Notes to Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD. V

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General        Limited
                                      Units      Partner       Partners        Total
 Original capital contributions      45,450     $     1         $45,450       $ 45,451

 Partners' deficit at
    December 31, 1995                45,021     $  (448)        $(5,338)      $ (5,786)

 Net loss for the three
    months ended March 31, 1996                      (3)           (327)          (330)

 Partners' deficit at
    March 31, 1996                   45,021     $  (451)        $(5,665)      $ (6,116)

                 See Accompanying Notes to Financial Statements

d)                      ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                               $   (330)     $   (560)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Equity in income of joint ventures                        --          (188)
       Depreciation                                              67            95
       Amortization of loan costs                                 6            36
    Change in accounts:
       Restricted cash                                           11            (4)
       Accounts receivable                                        9            40
       Escrows for taxes                                          7            (3)
       Other assets                                              --           (32)
       Accounts payable                                          (8)          (16)
       Tenant security deposit liabilities                       --            (3)
       Accrued taxes                                             14            78
       Accrued interest                                         203           512
       Due to affiliates                                         42            55
       Other liabilities                                         (2)           55

        Net cash provided by operating activities                19            65

 Cash flows used in investing activities:
    Property improvements and replacements                      (11)           (2)

 Cash flows used in financing activities:
    Payments on notes payable                                   (20)          (18)

 Net (decrease) increase in cash                                (12)           45

 Cash at beginning of period                                    293           300

 Cash at end of period                                     $    281       $   345

 Supplemental disclosure of cash flow information
    Cash paid for interest                                 $    132       $   160

                 See Accompanying Notes to Financial Statements

e)                      ANGELES INCOME PROPERTIES, LTD. V

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Income Properties, Ltd. V (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. It is also in default on $4,570,000 of certain of its mortgages and other notes payable and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

The Partnership had a recourse first mortgage note payable to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase IV (See "Note C" for further discussion). The Partnership's mortgage of $850,000 secured by University Park Center - Phase III is in default due to nonpayment of interest. The lender has initiated foreclosure proceedings on Phase III, and the Partnership expects to lose this property in 1996.

The Partnership has second mortgages totalling $3,720,000 and secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. Subsequent to March 31, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park. The Partnership intends to initiate negotiations with AMIT regarding this indebtedness.

The Partnership is presently paying non-debt related expenses of the properties and is current on two first mortgage notes payable. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing; however, it intends to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the General Partner and affiliates during the three months ended March 31, 1996 and 1995:

                                             1996            1995
                                                (in thousands)

 Property management fees                    $21             $24

 Reimbursement for services of
    affiliates                                35              55

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Transactions with Affiliated Parties (continued)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $198,000 at March 31, 1996 and March 31, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds,
ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $5,000 for the three months ended March 31, 1996 and 1995.

AMIT currently provides financing to the Partnership in the total principal amount of $3,720,000 secured by Southgate Apartments and Springdale Lake Estates Mobile Home Park. All of this debt is in default at March 31, 1996. Total interest expense on this financing was $164,000 and $261,000 for the three months ended March 31, 1996 and 1995, respectively.

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

Note C - Transactions with Affiliated Parties (continued)

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

The Partnership also had a note payable to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") of $5,000,000, secured by its 50% interest in Mesa Dunes, in default due to non-payment of interest and, in February 1995, Mesa Dunes notified the Partnership that it intended to foreclose on its collateral. On April 1, 1995, Mesa Dunes foreclosed on its collateral and the Partnership lost its 50% interest in Mesa Dunes.

Note D - Other Items

The Partnership had a 57% interest in Angeles Fort Worth Option Joint Venture ("Fort Worth"). Fort Worth's remaining asset was sold on March 22, 1995, and all remaining cash was used to pay Partnership liabilities. As a result, Fort Worth was dissolved effective December 31, 1995, and, therefore, the Partnership lost its 57% interest in Fort Worth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex, one mobile home park and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:
                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Southgate Village Apartments
    Bedford Heights, Ohio                          94%         92%

 Springdale Lake Estates Mobile Home Park
    Belton, Missouri                               74%         78%

 University Park Center - Phase III
    Spring Lake Park, Minnesota                    60%         83%


The Partnership realized a net loss of $330,000 for the three months ended March 31, 1996, as compared to a net loss of $560,000 for the three months ended March 31, 1995. The decrease in net loss can be primarily attributed to a decrease in expenses which was only partially offset by a decrease in revenues.

Rental income decreased as a result of continued decreases in occupancy at Springdale Lake Estates Mobile Home Park. This property is experiencing decreases in occupancy as a result of new low-income housing construction in the area and due to dealers purchasing homes and moving them to other parks. University Park Center Phase-III has experienced consistently low occupancy due to the loss of two large tenants in 1995. The court-appointed receiver for University Park Center Phase III has not been successful in re-leasing this space.

Operating, maintenance, depreciation, interest and property tax expenses have decreased as a result of the loss of University Park Center Phases I, II and IV. While the majority of expenditure decreases can be attributed to this loss, there were also other decreases in expenses. Interest expense decreased due to the reduction in principal of the AMIT debt secured by the Springdale Lake Estates Mobile Home Park (see discussion below). In addition, as mentioned previously, the Partnership's debt to Mesa Dunes was forgiven as a result of the Partnership's loss of ownership in that joint venture. This forgiveness of debt, which was effective subsequent to March 31, 1995, caused a decrease in interest expense for the three months ended March 31, 1996. Property taxes have decreased due to a decrease in the assessed value of Springdale Lake Estates Mobile Home Park in 1995.

The Partnership had a 50% investment in Mesa Dunes and a 57% investment in Fort Worth. As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes on April 1, 1995, as Mesa Dunes foreclosed on its collateral for the note in default. Fort Worth's general partners decided to terminate the joint venture in 1995 after the W.T. Waggoner Building, Fort Worth's remaining property, was sold on March 22, 1995. All remaining cash was used to pay Fort Worth's liabilities in January 1996. Due to the loss of ownership interest in Mesa Dunes and the dissolution of Fort Worth, the Partnership had no equity earnings in joint ventures for the three months ended March 31, 1996, versus $188,000 equity in income of the joint ventures for the three months ended March 31, 1995.

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

At March 31, 1996, the Partnership had unrestricted cash of $281,000 versus $345,000 at March 31, 1995. Net cash provided by operating activities decreased primarily due to the decreased net loss. The decreased net loss was partially offset by a lesser increase in accrued interest. The increase in cash flows used in investing activities is due to increased property improvements and replacements in 1996. The increase in cash used in financing activities is due to increased payments on the notes payable in 1996.

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

The Partnership had a recourse first mortgage note payable to AMIT in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment of $451,000. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase IV. These Deeds in Lieu of Foreclosure were used to satisfy the $451,000 deficiency. AMIT also granted a reduction of $880,000 of its second mortgage on Springdale Lake Estates Mobile Home Park. The Partnership's mortgage of $850,000 secured by University Park Center - Phase III is in default due to nonpayment of interest. The lender has initiated foreclosure proceedings on Phase III, and the Partnership expects to lose this property in 1996.

The Partnership has second mortgages totalling $3,720,000 and secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. Subsequent to March 31, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park. The Partnership intends to initiate negotiations with AMIT regarding this indebtedness.

The Partnership is presently paying non-debt related expenses of the properties and is current on two first mortgage notes payable. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing; however, it intends to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 1993, AMIT initiated litigation against Fort Worth and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $2,240,000 plus accrued interest from March 1993 ("AMIT obligation").

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

     (b)    Reports on Form 8-K:
            None filed for the three months ended March 31, 1996.

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



                                    ANGELES INCOME PROPERTIES, LTD. V

                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                    By:   /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Vice President/CAO


                                    Date: May 13, 1996