Form 10QSB
period 1996-06-30
ANGELES INCOME PROPERTIES LTD V
filed 1996-08-09
CIK 792181

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                     $   106
      Restricted--tenant security deposits                                  60
   Accounts receivable                                                       7
   Escrow for taxes                                                         88
   Other assets                                                             85
   Investment properties:
      Land                                               $   923
      Buildings and related personal property              8,204
                                                           9,127
      Less accumulated depreciation                       (2,363)        6,764
                                                                       $ 7,110

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                 $     9
      Tenant security deposits                                              61
      Accrued interest                                                   2,168
      Due to affiliates                                                    959
      Other liabilities                                                    114
      Notes payable, including $3,720 in default                         9,348

   Partners' Deficit
      General partner                                    $  (446)
      Limited partners (45,021 units issued
         and outstanding)                                 (5,103)       (5,549)

                                                                       $ 7,110
                 See Accompanying Notes to Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. V

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         1996         1995         1996        1995
 Revenues:
   Rental income                       $   361      $   744     $   729      $ 1,272
   Other income                             50           50         100           65
        Total revenues                     411          794         829        1,337

 Expenses:
   Operating                               148          184         347          439
   General and administrative               54           61         111          128
   Maintenance                              29           70          64          129
   Depreciation                             54           96         121          191
   Interest                                286          470         627        1,172
   Bad debt (recovery) expense, net         (1)           7          (1)           7
   Property taxes                           15          111          64          225
        Total expenses                     585          999       1,333        2,291

 Loss before equity in income
   of joint ventures, loss on
   transfer of property in
   foreclosure and extraordinary
   gain                                   (174)        (205)       (504)        (954)

   Equity in income of joint
     ventures                               --        1,009          --        1,198

   Loss on transfer of property in
    foreclosure                           (435)          --        (435)          --

   (Loss) income before
    extraordinary item                    (609)         804        (939)         244

   Extraordinary gain -
    forgiveness of debt                  1,176          497       1,176          497

     Net income                        $   567      $ 1,301     $   237      $   741

 Net income allocated
   to general partner (1%)             $     6      $    13     $     2      $     7
 Net income allocated
   to limited partners (99%)               561        1,288         235          734

     Net income                        $   567      $ 1,301     $   237      $   741

 Per limited partnership unit:
   (Loss) income before
     extraordinary item                $(13.39)     $ 17.51     $(20.64)     $  5.31
   Extraordinary item                    25.86        10.83       25.86        10.83

     Net income                        $ 12.47      $ 28.34     $  5.22      $ 16.14

                 See Accompanying Notes to Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD. V

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General        Limited
                                     Units       Partner       Partners         Total
 Original capital contributions      45,450     $     1        $ 45,450       $ 45,451

 Partners' deficit at
    December 31, 1995                45,021     $  (448)       $ (5,338)      $ (5,786)

 Net income for the six
    months ended June 30, 1996           --           2             235            237

 Partners' deficit at
    June 30, 1996                    45,021     $  (446)       $ (5,103)      $ (5,549)

                 See Accompanying Notes to Financial Statements




d)                      ANGELES INCOME PROPERTIES, LTD. V
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
    Net income                                                  $   237       $   741
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Equity in income of joint ventures                            --        (1,198)
       Depreciation                                                 121           191
       Amortization of loan costs                                     9            57
       Bad debt (recovery) expense, net                              (1)            7
       Loss on transfer of property in foreclosure                  435            --
       Extraordinary gain - forgiveness
            of debt                                              (1,176)         (497)
    Change in accounts:
       Restricted cash                                                7           (16)
       Accounts receivable                                           11           (32)
       Escrows for taxes                                             11           (35)
       Other assets                                                  --            (4)
       Accounts payable                                             (26)           (7)
       Tenant security deposit liabilities                            4            14
       Accrued taxes                                                 --            92
       Accrued interest                                             354           772
       Due to affiliates                                             77           110
       Other liabilities                                            (14)            6

            Net cash provided by operating activities                49           201

 Cash flows from investing activities:
    Cash transferred upon foreclosure                              (179)
    Property improvements and replacements                          (17)           --

            Net cash used in investing activities                  (196)          (18)

 Cash flows used in financing activities:
    Payments on mortgage notes payable                              (40)          (36)

 Net (decrease) increase in cash                                   (187)          147

 Cash at beginning of period                                        293           300

 Cash at end of period                                          $   106       $   447

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   263       $   309

 Supplemental disclosure of non-cash financing activities:
    Debt extinguished upon foreclosure                          $   850       $    --

                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. V

                 SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                   (Unaudited)



Foreclosures

During 1996, Angeles Income Properties, Ltd. V lost its interest in University Center Phase III as the mortgage holder of this property foreclosed on its collateral.

In connection with the transaction, the following accounts were adjusted:


               Cash                              $   179,000

               Other Assets                            2,000

               Investment Properties                 435,000

               Accounts Payable and Other
                 Accrued Liabilities                 113,000

               Accrued Interest                      394,000

               Mortgage Note Payable                 850,000

                 See Accompanying Notes to Financial Statements

e)                      ANGELES INCOME PROPERTIES, LTD. V

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Income Properties, Ltd. V (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. It is also in default on $3,720,000 in notes payable to Angeles Mortgage Investment Trust ("AMIT") and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

Until November 1995, the Partnership had a recourse first mortgage note payable to AMIT, a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center - Phases I and II and agreed to waive the right of redemption on Phase IV (See "Note C" for further discussion). The Partnership's mortgage of $850,000 secured by University Park Center - Phase III was in default due to nonpayment of interest. The lender foreclosed on University Park Center - Phase III in 1996.

The Partnership has second mortgages totalling $3,720,000 and secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park.

The Partnership is presently paying non-debt related expenses of the properties and is current on its two first mortgage notes payable. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing; however, it intends to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to 1995 information to conform to the 1996 presentation.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1996 and 1995:

                                                 1996         1995
                                                   (in thousands)

        Property management fees                 $ 41         $ 48

        Reimbursement for services of
        affiliates ($951,000 accrued at
        June 30, 1996)                             69          110


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

Note C - Transactions with Affiliated Parties (continued)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at June 30, 1996, and June 30, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $10,000 and $11,000 for the six months ended June 30, 1996 and 1995, respectively.

AMIT currently provides financing to the Partnership in the total principal amount of $3,720,000 secured by Southgate Village Apartments and Springdale Lake Estate Mobile Home Park. All of this debt is in default at June 30, 1996. During the six months ended June 30, 1995, AMIT provided $6,400,000 in financing (principal only) to the Partnership secured by Southgate Village Apartments, Springdale Lake Estates Mobile Home Park and University Park Center - Phase IV. Total interest expense on this financing was $333,000 and $567,000 for the six months ended June 30, 1996 and 1995, respectively.

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

Note C - Transactions with Affiliated Parties (continued)

As part of the settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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


Note D - Other Items

The Partnership had a 57% interest in Angeles Fort Worth Option Joint Venture ("Fort Worth"). Fort Worth's remaining asset was sold on March 22, 1995, and all remaining cash was used to pay Fort Worth's liabilities. As a result, Forth Worth was dissolved effective December 31, 1995, and therefore, the Partnership lost its 57% interest in Forth Worth.

Note E - Foreclosure of University Park Center - Phase III

University Park Center - Phase III was in default of its mortgage ($850,000 principal plus accrued interest) due to non-payment of interest. The mortgage holder foreclosed upon this property and it was lost in 1996.



ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one mobile home park. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Southgate Village Apartments
    Bedford Heights, Ohio                          94%          92%

 Springdale Lake Estates Mobile Park
    Belton, Missouri (1)                           74%          77%

(1) Occupancy continues to be an issue at this property. The low occupancy can be attributed to the weak economy in the Belton, Missouri, area and due to mobile home dealers purchasing mobile homes and moving these homes to the dealership or to private ground.

The Partnership realized net income of $237,000 for the six months ended June 30, 1996, as compared to net income of $741,000 for the six months ended June 30, 1995. The Partnership realized net income of $567,000 for the three months ended June 30, 1996, as compared to net income of $1,301,000 for the three months ended June 30, 1995. Decreases in revenues and expenses can be attributed to the loss of University Park Center Phases I, II and IV in late 1995 and the loss of University Park Center Phase III in 1996. In addition, interest expense decreased due to the $880,000 principal reduction on the second mortgage secured by Springdale Lake Estates Mobile Home Park in 1995 (see discussion below). Property taxes at Springdale Lake Estates Mobile Home Park have decreased due to the assessed value of the property decreasing approximately $400,000 in 1995. The Partnership realized a gain on the foreclosure of University Park Center - Phase III of $741,000, net, in 1996 (see discussion below).

The Partnership had a 50% investment in Mesa Dunes and a 57% investment in Fort Worth. As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes on April 1, 1995, as Mesa Dunes foreclosed on its collateral for the note in default. Fort Worth's general partners decided to terminate this joint venture in 1995 after the W.T. Wagoner Building, Fort Worth's remaining property, was sold on March 22, 1995. All remaining cash was used to pay Forth Worth's liabilities in January 1996. Due to the loss of ownership interest in Mesa Dunes and the dissolution of Forth Worth, the Partnership had no equity earnings in joint ventures for the six months ended June 30, 1996, versus equity in income of the joint ventures for the six months ended June 30, 1995 of $1,198,000.

The net fair value of University Park Center - Phase III was zero on the date of foreclosure. The recorded net book value of University Park Center - Phase III on the date of foreclosure totaled $435,000. The net gain on foreclosure amounted to $741,000 of which $435,000 represented a loss on transfer of property in foreclosure and $1,176,000 represented a gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between the fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of debt extinguished in the foreclosure.

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

At June 30, 1996, the Partnership had unrestricted cash of $106,000 compared to $447,000 at June 30, 1995. Net cash provided by operating activities decreased due to the decreased net income, as discussed above. Net cash used in investing activities increased due to $179,000 in cash transferred upon the foreclosure of University Park Center - Phase III. Net cash used in financing activities remained stable from 1995 to 1996.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. It is also in default on $3,720,000 notes payable to AMIT and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

Until November 1995, the Partnership had a recourse first mortgage note payable to AMIT in the amount of $1,800,000 plus accrued interest on University Park Center-Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject of Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center-Phases I and II and agreed to waive the right of redemption on Phase IV. AMIT also granted a reduction of $880,000 of its second mortgage on Springdale Lakes Estates Mobile Home Park. The Partnership's mortgage of $850,000, secured by University Park Center-Phase III, was in default due to nonpayment of interest. The lender foreclosed on University Park Center - Phase III in 1996.

The Partnership has second mortgages totalling $3,720,000 secured by Southgate Village Apartments and Springdale Lake Estates Mobile Home Park. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park.

The Partnership is presently paying non-debt related expenses of the properties and is current on its two first mortgage notes payable. The General Partner does not have any plans to remedy the liquidity problems the Partnership is currently experiencing; however, it intends to continue to operate the Partnership as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


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

MAE GP, an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


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


                                       Date:  August 8, 1996