Form 10QSB
period 1996-09-30
ANGELES INCOME PROPERTIES LTD V
filed 1996-11-13
CIK 792181

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


              For the quarterly period ended September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period.........to.........

                        Commission file number 0-15547


                      ANGELES INCOME PROPERTIES, LTD. V
      (Exact name of small business issuer as specified in its charter)


         California                                    95-4049903
(State or other jurisdiction of                       IRS Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                   Issuer's telephone number (864) 239-1000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                       ANGELES INCOME PROPERTIES, LTD. V
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                    (Unaudited)
                                   (in thousands)

                                 September 30, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $     271
    Restricted--tenant security deposits                                  26
  Accounts receivable                                                      3
  Escrow for taxes                                                        20
  Other assets                                                             1
  Investment properties                                                3,622
                                                                       3,943
Liabilities
  Accounts payable                                                        27
  Tenant security deposits                                                25
  Accrued interest                                                     1,563
  Other liabilities                                                       73
  Mortgage notes payable, $2,000 in default                            4,826
  Estimated costs during the period of
    liquidation (Note A)                                                 972
                                                                       7,486

  Net liabilities in liquidation (Note A)                          $  (3,543)


                 See Accompanying Notes to Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. V

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                               September 30, 1996


Net liabilities in liquidation at July 1, 1996                $ (4,107)
Changes in net liabilities in liquidation
  attributed to:
  Increase in unrestricted cash                                    165
  Decrease in restricted cash                                      (34)
  Decrease in accounts receivable                                   (4)
  Decrease in escrows for taxes                                    (68)
  Increase in other assets                                           1
  Decrease in investment properties                             (3,560)
  Increase in accounts payable                                     (10)
  Decrease in tenant security deposits                              36
  Decrease in accrued interest                                     605
  Decrease in other liabilities                                     12
  Decrease in mortgage notes payable                             4,522
  Decrease in estimated costs during the period
       of liquidation                                           (1,101)

Net liabilities in liquidation at September 30, 1996          $ (3,543)


                 See Accompanying Notes To Financial Statements


c)                         ANGELES INCOME PROPERTIES, LTD. V

                                     STATEMENT OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                                          Six Months Ended
                                                               June 30,
                                                                 1996
Revenues:
  Rental income                                                $    729
  Other income                                                      100
      Total revenues                                                829

Expenses:
  Operating                                                         347
  General and administrative                                        111
  Maintenance                                                        64
  Depreciation                                                      121
  Interest                                                          627
  Bad debt recovery, net                                             (1)
  Property taxes                                                     64
      Total expenses                                              1,333

Loss on transfer of property in foreclosure                        (435)
  Loss before extraordinary gain                                   (939)
Extraordinary gain - extinguishment of debt                       1,176

    Net income                                                 $    237

Net income allocated to general partner (1%)                   $      2
Net income allocated to limited partners (99%)                      235

    Net income                                                 $    237

Per limited partnership unit:
  Loss before extraordinary item                               $ (20.64)
  Extraordinary item                                              25.86

    Net income                                                 $   5.22

                  See Accompanying Notes to Financial Statements


e)                          ANGELES INCOME PROPERTIES, LTD. V

                        STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total
Original capital contributions      45,450     $    1       $45,450    $ 45,451

Partners' deficit at
  December 31, 1995                 45,021     $ (448)      $(5,338)   $ (5,786)

Net income for the six months
  ended June 30, 1996                               2           235         237

Partners' deficit at
  June 30, 1996                     45,021     $ (446)      $(5,103)   $ (5,549)

                      See Accompanying Notes to Financial Statements

f)                        ANGELES INCOME PROPERTIES, LTD. V

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                 Six Months
                                                                    Ended
                                                                   June 30,
                                                                     1996
Cash flows from operating activities:
  Net income                                                     $     237
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                       121
    Amortization of loan costs and leasing commission                    9
    Loss on disposal of property                                        (1)
    Bad debt expense                                                   435
    Extraordinary gain on extinguishment of debt                    (1,176)
    Change in accounts:
      Restricted cash                                                    7
      Accounts receivable                                               11
      Escrows for taxes                                                 11
      Accounts payable                                                 (26)
      Tenant security deposit liabilities                                4
      Accrued interest                                                 354
      Due to affiliates                                                 77
      Other liabilities                                                (14)
        Net cash provided by operating activities                       49

Cash flows used in investing activities:
  Cash transferred upon foreclosure                                   (179)
  Property improvements and replacements                               (17)

        Net cash used in investing activities                         (196)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (40)

Net decrease in cash                                                  (187)

Cash and cash equivalents at beginning of period                       293

Cash and cash equivalents at end of period                       $     106

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $     263
Supplemental disclosure of non-cash investing
 and financing activities:
  Debt extinguished upon foreclosure                             $     850

                 See Accompanying Notes to Financial Statements


f)                         ANGELES INCOME PROPERTIES, LTD. V

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,        September 30
                                                     1995                1995
Revenues:
  Rental income                                        $   661       $  1,954
  Other income                                               8             52
    Total revenues                                         669          2,006

Expenses:
  Operating                                                206            646
  General and administrative                                96            223
  Maintenance                                               60            189
  Depreciation                                              97            288
  Interest                                                 474          1,646
  Property taxes                                           108            333
  Bad debt expense                                          47             54
    Total expenses                                       1,088          3,379

Equity in (loss) income of joint venture                   (75)         1,123
    Loss before extraordinary item                        (494)          (250)
Extraordinary gain on extinguishment of debt                --            497

    Net (loss) income                                 $   (494)      $    247

Net (loss) income allocated to general partners       $     (5)      $      2
(1%)
Net (loss) income allocated to limited partners           (489)           245
(99%)

    Net (loss) income                                 $   (494)      $    247

Per limited partnership unit:
  (Loss) income before extraordinary item             $ (10.85)      $  (5.49)
  Extraordinary gain on extinguishment of debt              --          10.93

    Net (loss) income                                 $ (10.85)      $   5.44

                 See Accompanying Notes to Financial Statements

g)                       ANGELES INCOME PROPERTIES, LTD. V

                              STATEMENT OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                          1995

Cash flows from operating activities:
  Net income                                             $      247
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in income of joint ventures                       (1,123)
    Depreciation                                                288
    Amortization of loan costs and leasing                       71
      commissions
    Bad debt expense                                             54
    Extraordinary gain on forgiveness of debt                  (497)
    Change in accounts:
      Restricted cash                                            (8)
      Accounts receivable                                       (68)
      Escrows for taxes                                         (29)
      Other assets                                              (18)
      Accounts payable                                          (17)
      Tenant security deposit liabilities                         9
      Accrued taxes                                             168
      Accrued interest                                        1,094
      Due to affiliates                                          93
      Other liabilities                                         (34)

       Net cash provided by operating activities                230

Cash flows from investing activities:
  Property improvements and replacements                        (32)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (55)

Net increase in cash                                            143

Cash at beginning of period                                     300

Cash at end of period                                      $    443

Supplemental disclosure of cash flow information
Cash paid for interest                                     $    501


                 See Accompanying Notes to Financial Statements
                       ANGELES INCOME PROPERTIES, LTD. V

                SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
                                  (Unaudited)



Foreclosures

During 1996, Angeles Income Properties, Ltd. V lost its interest in University Center Phase III as the mortgage holder of this property foreclosed on its collateral. In connection with the transaction, the following accounts were adjusted:


                                             (in thousands)


  Other assets                                         $    2

  Investment Properties                                   435

  Accounts payable                                         43

   Other liabilities                                       70

  Accrued interest                                        394

  Mortgage notes payable                                  850
During 1996, Angeles Income Properties LTD. V lost its interest in Springdale Lake Estates as the mortgage holder of this property foreclosed on its collateral. In connection with the transaction, the following accounts were adjusted:


                                                   (in thousands)


   Other assets                                        $   38

   Investment properties                                4,100

   Accrued interest                                     1,215

   Other liabilities                                       75

   Mortgage notes payable                               4,508


                 See Accompanying Notes to Financial Statements


e)                      ANGELES INCOME PROPERTIES, LTD. V

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

  As of July 1, 1996, the Partnership adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness of approximately $2,000,000 due to Angeles Mortgage Investment Trust ("AMIT") and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

  The Partnership has a second mortgage in the amount of approximately $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forebearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a seperate account on which the Partnership has granted AMIT a first priority lien. In exchange, the Partnership agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

 Until August 1996, the Partnership had a nonrecourse second mortgage note payable to AMIT, in the amount of approximately $1,720,000 plus accrued interest on Springdale Lake Estates Mobile Home Park that was in default due to nonpayment upon maturity. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park. AMIT foreclosed on the property on August 15, 1996.

  Until November 1995, the Partnership had a recourse first mortgage note payable to AMIT, a lending trust sponsored by an affiliate of the General Partner, in the amount of approximately $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center Phase I and II and agreed to waive the right of redemption on Phase IV (See "Note B" for further discussion). The Partnership's mortgage of approximately $850,000 secured by University Park Center - Phase III was in default due to nonpayment of interest. The lender foreclosed on University Park Center - Phase III in 1996.

  The Partnership is presently paying non-debt related expenses of the properties and is current on its first mortgage note payable. At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the fourth quarter of 1997. The Partnership does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.


NOTE A - BASIS OF PRESENTATION - CONTINUED

  As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements on July 1, 1996, from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

  The investment properties were adjusted to their estimated net realizable values. Prior to the change from the going concern basis to the liquidation basis of accounting, investment properties were stated at lower of cost or estimated fair value.

  The statements of consolidated net liabilities in liquidation as of September 30, 1996, include approximately $972,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to 1995 information to conform to the 1996 presentation.



NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 1996 and 1995:

                                                   1996       1995
                                                    (in thousands)


      Property management fees                  $    60      $  72

      Reimbursement for services of
      affiliates ($1,006,000 accrued at
      September 30, 1996)                           117        163



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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at September 30, 1996, and September 30, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $15,000 and $16,000 for the nine months ended September 30, 1996 and 1995, respectively.

AMIT currently provides financing to the Partnership in the total principal amount of approximately $2,000,000 secured by Southgate Village Apartments. This debt is in default at September 30, 1996. During the nine months ended September 30, 1995, AMIT provided approximately $6,400,000 in financing (principal only) to the Partnership secured by Southgate Village Apartments, Springdale Lake Estates Mobile Home Park and University Park Center - Phase IV. Total interest expense on this financing was $928,000 and $863,000 for the nine months ended September 30, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

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

NOTE C - OTHER ITEMS

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

Springdale Lake Estates Mobile Home Park was in default of its second mortgage ($1,720,000 principal plus accrued interest) due to non payment upon maturity. The mortgage holder foreclosed upon this property and it was lost in August 1996.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

As of July 1, 1996, the Partnership adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness totaling $2,000,000 due to AMIT and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

The Partnership has a second mortgage in the amount of approximately $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forebearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a seperate account on which the Partnership has granted AMIT a first priority lien. In exchange, the Partnership agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

The Partnership is presently paying non-debt related expenses of the properties and is current on its first mortgage note payable. At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT as full satisfaction of the debt. These transactions are anticipated to occur during the fourth quarter of 1997. The Partnership does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements on July 1, 1996, from the going concern basis of accounting to the liquidation basis of accounting in accordance with generally accepted accounting principles. Consequently, assets have been valued at estimated realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

For the three months ended September 30, 1996, the Partnership recorded a net decrease in net liabilities in liquidation of approximately $564,000. The decrease is primarily due to the foreclosure by AMIT of Springdale Lake Estates Mobile Home Park in the third quarter of 1996. Contributing to the decrease in net liabilities in liquidation was a decrease in estimated net costs during liquidation.

The statements of consolidated net liabilities in liquidation as of September 30, 1996, include approximately $972,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

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

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to Fort Worth by AMIT totaling $1,932,975 (the "Settlement Amount") plus interest at closing.

MAE GP, an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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

    (b)  Reports on Form 8-K:

         A Form 8-K was filed on August 15, 1996, reporting the foreclosure of Springdale Lake Estates Mobile Home Park by the second mortgage holder.

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


                                Date:   November 13, 1996