Form 10KSB
period 1996-12-31
ANGELES INCOME PROPERTIES LTD V
filed 1997-03-26
CIK 792181

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                       Limited Partnership Units

                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. N/A

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Registrant's belief that such trading would not exceed $25 million.

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

The Partnership, through its public offering of Limited Partnership Units, sold 45,450 units aggregating $45,450,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns one investment property.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services for the Partnership's investment property.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investment in property:

                         Date of
    Property             Purchase    Type of Ownership                Use
Southgate Village Apts.  06/26/87   Fee ownership, subject to a   Residential Rental
                                    first and second mortgage     152 units

The Partnership lost Phases I and II of University Park Center via a Deed in Lieu of Foreclosure effective November 17, 1995, and Phase IV was lost through foreclosure effective December 2, 1995. The Partnership lost Phase III of University Park Center and Springdale Lake Estates Mobile Home Park through foreclosure in 1996.

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

Finally, the Partnership had a 57% interest in Angeles Fort Worth Option Joint Venture ("Fort Worth"). Fort Worth's remaining asset was sold on March 22, 1995, and all remaining cash will be used to pay Partnership liabilities. As a result, Fort Worth was dissolved effective December 31, 1995 and, therefore, the Partnership lost its 57% interest in Fort Worth.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                    Gross
                   Carrying    Accumulated                     Federal
    Property        Value     Depreciation    Rate   Method   Tax Basis

Southgate Village
 Apartments       $  3,243    $     --     5-40 yrs    (1)   $  2,776

(1)  Straight line

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                         Principal                                  Principal
                         Balance At                                  Balance
                        December 31, Interest   Period   Maturity    Due At
       Property             1996       Rate   Amortized    Date     Maturity

Southgate Village Apts.
  1st mortgage          $  2,614      10.63%   25 years  01/2006   $  1,977
  2nd mortgage, in
  default (1)              2,000      11.50%     (2)     03/1995      2,000
Angeles Income
  Properties, Ltd. V
  Note payable (4)           198        (3)      (2)     11/1997        198

       Total            $  4,812                                   $  4,175



(1) Loan provided by Angeles Mortgage Investment Trust ("AMIT"), interest currently accruing at 18%.
(2) Interest only payments.
(3) Prime rate plus 2%.
(4) Loan provided by Angeles Acceptance Pool, L.P. ("AAP").


Average annual rental rate and occupancy for 1996 and 1995 for the investment property is as follows:

                                       Average Annual         Average Annual
                                        Rental Rates             Occupancy
Property                             1996         1995        1996      1995

Southgate Village Apts.             $5,604/unit$5,356/unit        93%      92%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 are as follows: (dollar amounts in thousands)


                                            1996                1996

                                          Billing               Rate


Southgate Village Apts.                  $  71                  6.05




ITEM 3. LEGAL PROCEEDINGS

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

MAE GP, an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE
GP declined to vote these shares.   Since that date, MAE GP voted its shares at
the 1995 and 1996 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of
February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

In addition, Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the
Registrant.   Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such Account to be written to or on behalf of certain other partnerships. At least $2,286 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

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


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 45,450 Limited Partnership Units during its offering period through June 10, 1987, and currently has 44,421 Limited Partnership Units outstanding and 3,801 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During the year, the number of Limited Partnership Units decreased by 600 units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment (see "Note J" of the financial statements included in "Item 7.").

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS, LIQUIDITY, AND CAPITAL RESOURCES

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

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account on which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

The Partnership is presently paying non-debt related expenses and is current on its first mortgage note payable. However, the debt to AAP matures in November 1997 and the Partnership does not have the ability to satisfy the indebtedness when it becomes due. The General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during the fourth quarter of 1997. The Partnership does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.

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

For the six months ended December 31, 1996, the Partnership recorded a net decrease in net liabilities in liquidation of approximately $85,000. Contributing to the decrease in net liabilities in liquidation was a decrease in estimated net costs during liquidation.

The statements of consolidated net liabilities in liquidation as of December 31, 1996, include approximately $631,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

ITEM 7.     FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. V


LIST OF FINANCIAL STATEMENTS


     Independent Auditors' Report

     Statement of Net Liabilities in Liquidation - December 31, 1996

     Statement of Changes in Net Liabilities in Liquidation - Six months ended December 31, 1996

     Statement of Operations - Six months ended June 30, 1996

     Statement of Operations - Year ended December 31, 1995

     Statement of Changes in Partners' Deficit - Year ended December 31, 1995 and six months ended June 30, 1996

     Statement of Cash Flows - Six months ended June 30, 1996

     Statement of Cash Flows - Year ended December 31, 1995

     Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. V


We have audited the statement of net liabilities in liquidation of Angeles Income Properties, Ltd. V as of December 31, 1996 and the related statement of changes in net liabilities in liquidation for the six months ended December 31, 1996, which have been prepared on the liquidation basis of accounting. In addition, we have audited the statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 1995 and the six months ended June 30, 1996, which were prepared on the going concern basis of accounting. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 1995 and the six months ended June 30, 1996 were prepared assuming that Angeles Income Properties, Ltd. V would continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, has defaulted on certain indebtedness and has been unable to generate sufficient cash flows to meet current operating requirements. Formal demands for payment of its indebtedness in default have been received. The Partnership lost three investment properties through foreclosure in 1995 and two in 1996. These conditions raised substantial doubt about the Partnership's ability to continue as a going concern at December 31, 1995. Due to the imminent disposal of its remaining investment properties, the General Partner decided, effective July 1, 1996, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of July 1, 1996 from a going concern basis to a liquidation basis.

In our opinion, the statement of net liabilities in liquidation as of December 31, 1996 and the related statement of changes in net liabilities in liquidation for the six months ended December 31, 1996 present fairly, in all material respects, the net liabilities in liquidation of Angeles Income Properties, Ltd. V as of December 31, 1996, and the changes in net liabilities in liquidation for the six months ended December 31, 1996, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.

Because of the possible material effects of the matters described above, we are unable to, and do not, express an opinion on the statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 1995 and the six months ended June 30, 1996.

                                                  /S/ ERNST & YOUNG LLP
Greenville, South Carolina
February 18, 1997

                         ANGELES INCOME PROPERTIES, LTD. V
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                 December 31, 1996

Assets
  Cash and cash equivalents:
    Unrestricted                                                      $     135
    Restricted--tenant security deposits                                     17
  Accounts receivable                                                         7
  Escrow for taxes                                                           41
  Investment property (Notes A and I)                                     3,243
                                                                          3,443

Liabilities
  Accounts payable                                                           25
  Tenant security deposits                                                   27
  Accrued interest (Note G)                                               1,700
  Other liabilities                                                          72
  Mortgage notes payable, $2,000 in default (Notes A,E,G and I)           4,812

  Estimated costs during the period of
    liquidation (Note A)                                                    631
                                                                          7,267
  Net liabilities in liquidation (Note A)                             $  (3,824)


                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)
                               December 31, 1996


Partner's deficit at June 30, 1996                           $  (5,548)

Adjustment to liquidation basis of accounting (Note C)           1,809

Net liabilities in liquidation at July 1, 1996                  (3,739)

Changes in net liabilities in liquidation attributed to:

  Increase in unrestricted cash                                     29
  Decrease in restricted cash                                      (43)
  Decrease in escrows for taxes                                    (47)
  Decrease in investment properties                             (3,559)
  Increase in accounts payable                                      (8)
  Decrease in tenant security deposits                              34
  Increase in accrued interest                                    (697)
  Decrease in other liabilities                                     13
  Decrease in mortgage notes payable                             3,557
  Decrease in estimated costs during the period
       of liquidation                                              636

Net liabilities in liquidation at December 31, 1996          $  (3,824)

                 See Accompanying Notes To Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENT OF OPERATIONS
                        (in thousands, except unit data)

                                                          Six Months Ended
                                                              June 30,
                                                                1996
Revenues:
  Rental income                                                $    729
  Other income                                                      100
      Total revenues                                                829

Expenses:
  Operating                                                         347
  General and administrative                                        111
  Maintenance                                                        64
  Depreciation                                                      121
  Interest                                                          627
  Bad debt recovery, net                                             (1)
  Property taxes                                                     64
      Total expenses                                              1,333

  Loss before extraordinary gain                                   (504)

Extraordinary gain - extinguishment of debt (Note D)                741

    Net income                                                 $    237

Net income allocated to general partner (1%)                   $      2
Net income allocated to limited partners (99%)                      235

    Net income                                                 $    237

Per limited partnership unit:
  (Loss) income before extraordinary item                      $ (11.08)
  Extraordinary item                                              16.30

    Net income                                                 $   5.22

                  See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENT OF OPERATIONS
                        (in thousands, except unit data)

                                                       Year Ended December 31,
                                                                 1995
Revenues:
  Rental income                                                  $  2,510
  Other income                                                         71
       Total revenues                                               2,581
Expenses:
  Operating                                                           839
  General and administrative                                          310
  Maintenance                                                         246
  Depreciation                                                        363
  Interest                                                          2,073
  Property taxes                                                      385
  Bad debt expense                                                     54
       Total expenses                                               4,270

Loss before equity in income
  of joint ventures, gain on transfer of
  property in foreclosure and extraordinary gain                   (1,689)

  Equity in income of joint venture (Note H)                        4,080
  Gain on transfer of property in foreclosure (Note D)                313

  Income before extraordinary item                                  2,704
  Extraordinary gain - forgiveness
     of debt (Note D)                                               1,930
       Net income                                                $  4,634

Net income allocated to
     general partner (1%)                                        $     46

Net income allocated to
     limited partners (99%)                                         4,588
       Net income                                                $  4,634

Per limited partnership unit:
  Income before extraordinary item                               $  59.46
  Extraordinary gain                                                42.44
     Net income                                                  $ 101.90
                 See Accompanying Notes to Financial Statements

                            ANGELES INCOME PROPERTIES, LTD. V

                        STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                            (in thousands, except unit data)

                                 Limited
                               Partnership   General    Limited
                                  Units      Partner    Partners     Total

Original capital contributions   45,450     $  1,000  $  45,450    $  45,451

Partners' deficit at
  December 31, 1994              45,021     $   (494) $  (9,925)   $ (10,419)

Net income for the year ended
   December 31, 1995                 --           46      4,588        4,634

Partners' deficit at
   December 31, 1995             45,021         (448)    (5,337)      (5,785)

Abandonment of limited
   partnership units (Note J)      (600)          --         --           --

Net income for the six months
   ended June 30, 1996               --            2        235          237

Partners' deficit at
   June 30, 1996                 44,421     $   (446) $  (5,102)   $  (5,548)

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                                 1996
Cash flows from operating activities:
  Net income                                                 $     237
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                   121
    Amortization of loan costs and leasing commission                9
    Bad debt recovery, net                                          (1)
    Extraordinary gain on extinguishment of debt                  (741)
    Change in accounts:
      Restricted cash                                                7
      Accounts receivable                                           11
      Escrows for taxes                                             11
      Accounts payable                                             (26)
      Tenant security deposit liabilities                            4
      Accrued interest                                             354
      Due to affiliates                                             77
      Other liabilities                                            (14)

        Net cash provided by operating activities                   49

Cash flows used in investing activities:
  Cash transferred upon foreclosure                               (179)
  Property improvements and replacements                           (17)

        Net cash used in investing activities                     (196)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (40)

Net decrease in cash                                              (187)

Cash and cash equivalents at December 31, 1995                     293

Cash and cash equivalents at June 30, 1996                   $     106

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $     263


                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosures


During the six months ended June 30, 1996, the Partnership lost its interest in University Center Phase III as the mortgage holder of this property foreclosed on its collateral. In connection with the transaction, the following accounts were adjusted: (in thousands)


Other assets                                       $     (2)

Investment properties                                  (435)

Accounts payable and
   other liabilities                                    113

Accrued interest                                        394

Mortgage notes payable                                  850

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V

                            STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                         Year Ended December 31,
                                                                1995

Cash flows from operating activities:
   Net income                                                 $  4,634
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Equity in income of joint ventures                           (4,080)
   Depreciation                                                    363
   Amortization of loan costs and
     leasing commissions                                            77
   Bad debt expense                                                 54
   Extraordinary gain-forgiveness of
     debt                                                       (1,930)
   Gain on transfer of property in foreclosure                    (313)
Change in accounts:
   Restricted cash                                                 (23)
   Accounts receivable                                             (67)
   Escrows for taxes                                               (55)
   Other assets                                                    (68)
   Accounts payable                                               (154)
   Tenant security deposit liabilities                               1
   Accrued taxes                                                    87
   Accrued interest                                              1,383
   Due to affiliates                                               124
   Other liabilities                                               132
     Net cash provided by
        operating activities                                       165

Cash flows used in investing activities:
   Property improvements and replacements                          (98)

Cash flows used in financing activities:
   Payments on mortgage notes payable                              (74)

Net decrease in cash                                                (7)

Cash and cash equivalents at December 31, 1994                     300

Cash and cash equivalents at December 31, 1995                $    293

Supplemental disclosure of cash flow
   information

Cash paid for interest                                        $    634

                 See Accompanying Notes to Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. V

                              STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosures

On April 1, 1995, the Partnership lost its interest in Mesa Dunes as Mesa Dunes foreclosed on its collateral. In November 1995 the Partnership granted Deeds in Lieu of Foreclosure on University Park Center - Phases I, II, and IV (See "Note D"). In connection with these non-cash transactions the following accounts were adjusted: (in thousands)


Accounts receivable                               $    (38)
Other assets                                          (228)
Investment in joint venture                         (6,118)
Investment properties                               (1,768)
Accounts payable and other accrued liabilities         150
Accrued taxes                                          106
Accrued interest                                     2,459
Notes payable                                        7,680

                 See Accompanying Notes to Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. V

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996

NOTE A - BASIS OF PRESENTATION

As of July 1, 1996, the Partnership adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness and does not generate sufficient cash flows to meet current operating requirements. In addition, there are no other capital resources available to the Partnership.

Until November 1995, the Partnership had a recourse first mortgage note payable to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center Phase I and II and agreed to waive the right of redemption on Phase IV. The Partnership had a non-recourse mortgage of $850,000 secured by University Park Center - Phase III which was in default due to nonpayment of interest. The lender foreclosed on University Park Center - Phase III in 1996.

The Partnership had a nonrecourse second mortgage note payable to AMIT, in the amount of $1,720,000 plus accrued interest secured by Springdale Lake Estates Mobile Home Park that was in default due to nonpayment upon maturity. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park. AMIT foreclosed on the property on August 15, 1996.

The Partnership has a second mortgage payable to AMIT in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account on which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

The Partnership is presently paying non-debt related expenses of the property and is current on its first mortgage note payable. However, the debt to Angeles Acceptance Pool, L.P. ("AAP") matures in November 1997 and the Partnership does not have the ability to satisfy the indebtedness when it is due. At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during the fourth quarter of 1997. The General Partner does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing.

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

The statement of net liabilities in liquidation as of December 31, 1996, include $631,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. V (the "Partnership") is a California limited partnership organized on June 29, 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates one residential property located in Bedford Heights, Ohio.

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

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

Investment in Joint Ventures: The Partnership accounted for its 50% investment in Mesa Dunes Wokonda and Town & Country Partners ("Mesa Dunes") and its 57% investment in Angeles Fort Worth Option Joint Venture ("Fort Worth") using the equity method of accounting. Under the equity method, the Partnership recorded its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures would be recorded at an amount less than zero (a liability) only to the extent of the Partnership's share of net liabilities of the joint ventures.

Depreciation: Depreciation was provided by accelerated and straight-line methods over the estimated lives of the investment properties and related personal property through June 30, 1996. No depreciation was recorded subsequent to June 30, 1996, under the liquidation basis of accounting. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material. As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value. The effect of adoption was not material. As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values.

Amortization: Loan costs were being amortized on a straight-line basis over the life of the loans. At July 1, 1996, $85,000 of unamortized loan costs were written off in the adjustment to liquidation basis of accounting because the Partnership determined that these intangible assets no longer have value.

Leases: The partnership generally leases apartment units for twelve-month terms or less.

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

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At July 1, 1996, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of $1,809,000. Significant adjustments in 1996 are summarized as follows:

                                                  (Increase) Decrease
                                                   in net liabilities
                                                      (in thousands)

Adjustment from book value of property
 improvements to estimated net realizable value             $      38

Adjustment to record estimated costs during the
 period of liquidation                                        (1,267)

Adjustment of debt to net settlement value                        979

Adjustment for other assets and liabilities                     2,059

Net decrease in net liabilities                             $   1,809


NOTE D - GAIN ON EXTINGUISHMENT OF DEBT AND FORECLOSURE OF PROPERTIES

The Partnership had a note payable to Mesa Dunes in the amount of $5,000,000 plus accrued interest collateralized by its 50% ownership interest in Mesa Dunes. This note was in default due to failure to perform under the terms and conditions of the note, including failure to make interest payments when due.
In December 1994, Mesa Dunes formally notified the Partnership that the note was in default. In February 1995, Mesa Dunes gave notice that it intended to foreclose on its collateral. On April 1, 1995 Mesa Dunes foreclosed and the Partnership lost its interest in Mesa Dunes. Upon the foreclosure the Partnership recognized an extraordinary gain on the extinguishment of debt of $497,000, which represented the difference between its investment in Mesa Dunes and the debt extinguished pursuant to the foreclosure.

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

The net fair value and the recorded net book value of the properties lost on the date of foreclosure totaled $2,081,000 and $1,768,000, respectively. The net gain on foreclosure amounted to $1,746,000, of which $313,000 represented a gain on transfer of property in foreclosure and $1,433,000 represented a gain on the extinguishment of related debt. The gain on transfer of assets represents the difference between fair value and the net book value of the property surrendered. The extraordinary gain represents the difference between the settlement amount of the debt and the recorded amount of the debt extinguished in the foreclosure.

The Partnership had a nonrecourse fist mortgage in the amount of $850,000 plus accrued interest on University Park Center Phase III that was in default due to nonpayment. In 1995, the lender initiated foreclosure proceedings on this property. During the six months ended June 30, 1996, the lender foreclosed on the property in full satisfaction of the debt. The Partnership recognized an extraordinary gain on the extinguishment of debt of $741,000.


NOTE E - NOTES PAYABLE

The principal terms of notes payable are as follows:
(dollar amounts in thousands)


                          Monthly                       Principal   Principal
                          Payment    Stated              Balance   Balance At
                         Including  Interest  Maturity   Due At   December 31,
                          Interest    Rate      Date    Maturity      1996

Southgate Village Apts.
  1st mortgage            $   26    10.63%    01/2006   $  1,977  $   2,614
  2nd mortgage, in
  default (1)                 19    11.5%    03/1995(2)    2,000      2,000
Angeles Income
  Properties, Ltd. V
  Note payable (4)            (2)    (3)     11/1997(2)      198        198

                          $   45                        $  4,175  $   4,812


(1)  Loan provided by AMIT, interest currently accruing at 18% (See "Note G").
(2)  Interest only payments.
(3)  Prime rate plus 2%.
(4)  Loan from AAP (see "Note G").

The mortgage note payable is secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. The mortgage note secured by Southgate Village Apartments requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows: (dollar amounts in thousands)


                   1997                     $  2,243
                   1998                           50
                   1999                           55
                   2000                           61
                   2001                           68
                Thereafter                     2,335

                                            $  4,812


NOTE F - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) investments in joint venture differences, (2) foreclosure of investment properties, (3) reserve for bad debts, and (4) depreciation over different methods and lives and on differing cost basis of investment properties. For the year ended December 31, 1996, the Federal taxable income was $649,000, or $14.54 per limited partnership unit. The following is a reconciliation of reported net loss and Federal taxable loss for 1995:

(dollar amounts in thousands)

                                                     1995

Net income/(loss) as reported                   $   4,634
Add (deduct):
  Depreciation differences                           (141)
  Unearned income                                      (6)
  Foreclosure of investment
    properties                                     (4,159)
  Investments in joint
    venture differences                            (8,823)
  Bad debt expense                                   (108)
  Accrued audit                                         6

Federal taxable loss                            $  (8,597)

Federal taxable loss per
  limited partnership unit                      $ (189.04)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                                                    1996

Net liabilities in liquidation, as reported    $  (3,824)
Land and buildings                                  (618)
Accumulated depreciation                             151
Syndication and distribution costs                 6,344
Accruals                                            (351)

Net assets - Federal tax basis                 $   1,702


NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1995 and 1996: (dollar amounts in thousands)


                                                    1996           1995

   Property management fees                        $  70         $  96

   Reimbursement for services of affiliates          155           226

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP.

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at December 31, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of the remaining property owned by the Partnership, or iii) November 25, 1997. Total interest incurred for this loan was $20,000 and $21,000 for the year ended December 31, 1996 and 1995, respectively. Accrued interest was $80,000 at December 31, 1996.

AMIT currently provides financing to the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at December 31, 1996. Total interest incurred on this financing was $1,085,000 and $697,000 for the year ended December 31, 1996 and 1995, respectively.  Accrued interest was $1,595,000 at December 31, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE H - INVESTMENT IN JOINT VENTURES

The Partnership had a 50% investment in Mesa Dunes and a 57% investment in Fort Worth. As mentioned previously, the Partnership lost its 50% interest in Mesa Dunes on April 1, 1995 as Mesa Dunes foreclosed on its collateral for the note in default. In 1995 the Partnership recognized $183,000 as its equity interest in the earnings of Mesa Dunes up to the date it lost its investment.

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

The condensed profit and loss statements of Fort Worth at December 31, 1995, is as follows: (dollar amounts in thousands)



Revenue                                       $    207
Costs and expenses                                (461)
Bad debt recovery                                1,933
Extraordinary gain-forgiveness of debt           5,174

   Net income                                 $  6,853


NOTE I - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION


                                    Initial Cost
                                    To Partnership
                                                                     Cost
                                                    Buildings     Capitalized
                                                   and Related     (Removed)
                                                    Personal     Subsequent to
       Description        Encumbrances      Land    Property      Acquisition

Southgate Village Apts.    $ 4,614      $   269    $  3,095      $   (121)
Angeles Income
 Properties, Ltd. V            198           --          --            --

      Totals               $ 4,812      $   269    $  3,095      $   (121)


                       Gross Amount At Which Carried
                              At December 31, 1996
                                Buildings
                               And Related
                                Personal           Accumulated    Date    Depreciable
      Description        Land   Property    Total  Depreciation Acquired   Life-Years
Southgate Village Apts. $  269 $ 2,974    $ 3,243  $    --      06/26/87     10-40

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Years Ended December 31,
                                                1996            1995
Investment Properties
Balance at beginning of year                $  9,818       $  12,623
 Property improvements                            17              98
 Disposal of property                         (4,267)         (2,903)
 Adjustment due to liquidation                (2,325)             --

Balance at end of year                      $  3,243       $   9,818

Accumulated Depreciation
Balance at beginning of year                $  2,515       $   3,286
 Additions charged to expense                    121             363
 Disposal of property                           (273)         (1,134)
 Adjustment due to liquidation                (2,363)             --

Balance at end of year                      $     --       $   2,515


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $3,706,000 and $10,997,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $930,000 and $3,225,000.

NOTE J - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 600 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The income per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1996, their age and the nature of all positions with ARC II presently held by them are as follows:

          Name                    Age                    Office

Carroll D. Vinson                  56           President, Director

Robert D. Long, Jr.                29           Controller, Principal Accounting
                                                Officer
William H. Jarrard, Jr.            50           Vice President

John K. Lines, Esq.                37           Vice President and Secretary

Kelley M. Buechler                 39           Assistant Secretary

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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note G" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note G" of the Partnerships' Financial Statements included under "Item 7.", which is hereby incorporated by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index.

       (b) Reports on Form 8-K:

           None filed for the quarter ended December 31, 1996.

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

                            Date:  March 26, 1997



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson                 President           Date:  March 26, 1997
Carroll D. Vinson


/s/Robert D. Long, Jr.               Controller          Date:  March 26, 1997
Robert D. Long, Jr.                  and Principal
                                     Accounting Officer



                                 EXHIBIT INDEX



  Exhibit Number                        Description of Exhibit

    3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1986 which is incorporated herein by reference.

   10.1 Promissory Note - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 is incorporated herein by reference.

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

   10.8 Agreement fo Purchase and Sale of Property with Exhibits - University Park Center filed in Form 8-K dated June 29, 1987 which is incorporated herein by reference.

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

   10.19 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subisdiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

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

   27                           Financial Data Schedule.