Form 10QSB
period 1997-03-31
ANGELES INCOME PROPERTIES LTD V
filed 1997-05-13
CIK 792181

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


                For the quarterly period ended March 31, 1997


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


ITEM 1.  FINANCIAL STATEMENTS


                         ANGELES INCOME PROPERTIES, LTD. V
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                      $      64
    Restricted--tenant security deposits                                     17
  Accounts receivable                                                         6
  Escrow for taxes                                                           26
  Other assets                                                               11
  Investment property                                                     3,243
                                                                          3,367
Liabilities
  Accounts payable                                                           11
  Tenant security deposits                                                   28
  Accrued interest                                                        1,868
  Other liabilities                                                          57
  Mortgage notes payable, $2,000 in default                               4,801
  Estimated costs during the period of
    liquidation (Note A)                                                    473

                                                                          7,238

  Net liabilities in liquidation (Note A)                             $  (3,871)


                   See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 March 31, 1997


Partner's deficit at June 30, 1996                            $ (5,548)
Adjustment to liquidation basis of accounting (Note B)           1,809
Net liabilities in liquidation at July 1, 1996                  (3,739)

Changes in net liabilities in liquidation attributed to:

  Decrease in unrestricted cash                                    (42)
  Decrease in restricted cash                                      (43)
  Decrease in accounts receivable                                   (1)
  Decrease in escrows for taxes                                    (62)
  Increase in other assets                                          11
  Decrease in investment property                               (3,559)
  Decrease in accounts payable                                       6
  Decrease in tenant security deposits                              33
  Increase in accrued interest                                    (865)
  Decrease in other liabilities                                     28
  Decrease in mortgage notes payable                             3,568
  Decrease in estimated costs during the period
       of liquidation                                              794

Net liabilities in liquidation at March 31, 1997              $ (3,871)

                 See Accompanying Notes To Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. V
                               STATEMENT OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                                   1996
Revenues:
  Rental income                                                $    368
  Other income                                                       50
      Total revenues                                                418

Expenses:
  Operating                                                         199
  General and administrative                                         57
  Maintenance                                                        35
  Depreciation                                                       67
  Interest                                                          341
  Property taxes                                                     49
      Total expenses                                                748

    Net loss                                                   $   (330)

Loss allocated to general partner (1%)                         $     (3)
Loss allocated to limited partners (99%)                           (327)

    Net loss                                                   $   (330)


Per limited partnership unit:
    Net loss                                                   $  (7.26)


                  See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner      Partners         Total
Original capital contributions      45,450      $  1,000     $  45,450      $  45,451

Partners' deficit at
   December 31, 1995                45,021      $   (448)    $  (5,337)     $  (5,785)

Net loss for the three months
   ended March 31, 1996                 --            (3)         (327)          (330)

Partners' deficit at
   March 31, 1996                   45,021      $   (451)    $  (5,664)     $  (6,115)

                  See Accompanying Notes to Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. V
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                              Three Months Ended
                                                                  March 31,
                                                                     1996
Cash flows from operating activities:
  Net loss                                                       $    (330)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                        67
    Amortization of loan costs                                           6
    Change in accounts:
      Restricted cash                                                   11
      Accounts receivable                                                9
      Escrows for taxes                                                  7
      Accounts payable                                                  (8)
      Accrued taxes                                                     14
      Accrued interest                                                 203
      Due to affiliates                                                 42
      Other liabilities                                                 (2)
        Net cash provided by operating activities                       19

Cash flows used in investing activities:
  Property improvements and replacements                               (11)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (20)

Net decrease in cash and cash equivalents                              (12)

Cash and cash equivalents at beginning of period                       293

Cash and cash equivalents at end of period                       $     281

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $     132

                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1997

NOTE A - BASIS OF PRESENTATION

As of July 1, 1996, Angeles Income Properties, Ltd. V (the "Partnership") adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness and does not generate sufficient cash flows to meet current operating requirements. In addition, there are no other capital resources available to the Partnership.

Until November 1995, the Partnership had a recourse first mortgage note payable to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,800,000 plus accrued interest on University Park Center - Phase IV that was in default due to nonpayment of interest. In May 1995, AMIT initiated foreclosure proceedings and acquired the property in a sheriff's sale, subject to Minnesota law of one year right of redemption, leaving a deficiency judgment. In November 1995, the Partnership granted to AMIT Deeds in Lieu of Foreclosure on University Park Center Phase I and II and agreed to waive the right of redemption on Phase IV. The Partnership had a non-recourse mortgage of $850,000 secured by University Park Center - Phase III, which was in default due to nonpayment of interest. The lender foreclosed on University Park Center - Phase III in 1996.

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

The Partnership has a second mortgage payable to AMIT in the amount of $2,000,000, which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account on which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. Angeles Realty Corporation II (the "General Partner") does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

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

The statement of net liabilities in liquidation as of March 31, 1997, include $631,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

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

The following expenses were paid or accrued to the General Partner and affiliates during the three months ended March 31, 1997 and 1996:

                                                1997          1996
                                                 (in thousands)

      Property management fees                  $   10       $  21

      Reimbursement for services of
      affiliates                                    38          35



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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $198,000 at March 31, 1997, and March 31, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds,
ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $5,000 for the three months ended March 31, 1997 and 1996, respectively.

AMIT currently provides financing to the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at March 31, 1997. Total interest expense on this financing was $163,000 and $58,000 for the three months ended March 31, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

For the nine months ended March 31, 1997, the Partnership recorded a net increase in net liabilities in liquidation of $132,000. The statements of net liabilities in liquidation as of March 31, 1997, include $473,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


In July 1993, Angeles Mortgage Investment Trust ("AMIT") initiated litigation against Angeles Fort Worth Option Joint Venture ("Forth Worth") and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership had a 57% interest in Forth Worth. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT Obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim was satisfied by a cash payment to Fort Worth by AMIT totaling $1,932,975 (the "Settlement Amount") plus interest at closing.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

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


                                       Date:  May 13, 1997