Form 10QSB
period 1997-06-30
ANGELES INCOME PROPERTIES LTD V
filed 1997-08-06
CIK 792181

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

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

  One Insignia Financial Plaza
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

                                   June 30, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                      $      47
    Restricted--tenant security deposits                                     18
  Accounts receivable                                                         8
  Escrow for taxes                                                           43
  Other assets                                                               18
  Investment property                                                     3,107
                                                                          3,241
Liabilities
  Accounts payable                                                           22
  Tenant security deposits                                                   29
  Accrued interest                                                        2,046
  Other liabilities                                                          75
  Mortgage notes payable, $2,000 in default                               4,790
  Estimated costs during the period of
    liquidation (Note A)                                                    315
                                                                          7,277

  Net liabilities in liquidation (Note A)                             $  (4,036)


                   See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                 June 30, 1997


Net liabilities in liquidation at December 31, 1996             $ (3,824)

Changes in net liabilities in liquidation attributed to:

  Decrease in unrestricted cash                                    (88)
  Increase in restricted cash                                         1
  Increase in accounts receivable                                     1
  Increase in escrows for taxes                                       2
  Increase in other assets                                           18
  Decrease in investment property                                  (136)
  Decrease in accounts payable                                        3
  Increase in tenant security deposits                               (2)
  Increase in accrued interest                                     (346)
  Increase in other liabilities                                     (3)
  Decrease in mortgage notes payable                                22
  Decrease in estimated costs during the period
       of liquidation                                              316

Net liabilities in liquidation at June 30, 1997               $ (4,036)


                  See Accompanying Notes To Financial Statements

b)                         ANGELES INCOME PROPERTIES, LTD. V
                                     STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                                  Three Months Ended Six Months Ended
                                                       June 30,          June 30,
                                                         1996              1996
Revenues:
  Rental income                                      $    361          $    729
  Other income                                             50               100
      Total revenues                                      411               829

Expenses:
  Operating                                               148               347
  General and administrative                               54               111
  Maintenance                                              29                64
  Depreciation                                             54               121
  Interest                                                286               627
  Bad debt recovery, net                                   (1)               (1)
  Property taxes                                           15                64
      Total expenses                                      585             1,333

Loss before loss on transfer of property in
  foreclosure and extraordinary item                     (174)             (504)

  Loss on transfer of property in
  foreclosure                                            (435)             (435)

Loss before extraordinary item                           (609)             (939)

  Extraordinary gain - forgiveness of debt              1,176             1,176

    Net income                                       $    567          $    237

Net income allocated
  to general partner (1%)                            $      6          $      2
Net income allocated
  to limited partners (99%)                               561               235

    Net income                                       $    567          $    237

Per limited partnership unit:
  Loss before extraordinary item                     $ (13.39)         $ (20.64)
  Extraordinary gain                                    25.86             25.86

    Net income                                       $  12.47          $   5.22

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

                     See Accompanying Notes to Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. V
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                      June 30,
                                                                        1996
Cash flows from operating activities:
  Net income                                                      $     237
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                        121
    Amortization of loan costs                                            9
    Bad debt recovery, net                                               (1)
    Loss on transfer of property in foreclosure                         435
    Extraordinary gain - forgiveness
         of debt                                                     (1,176)
  Change in accounts:
    Restricted cash                                                       7
    Accounts receivable                                                  11
    Escrows for taxes                                                    11
    Accounts payable                                                    (26)
    Tenant security deposit liabilities                                   4
    Accrued interest                                                    354
    Due to affiliates                                                    77
    Other liabilities                                                   (14)

         Net cash provided by operating activities                       49

Cash flows from investing activities:
  Cash transferred upon foreclosure                                    (179)
  Property improvements and replacements                                (17)

         Net cash used in investing activities                         (196)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                    (40)

Net decrease in unrestricted cash and cash equivalents                 (187)

Unrestricted cash and cash equivalents at beginning of                  293
period

Unrestricted cash and cash equivalents at end of period           $     106

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $     263

Supplemental disclosure of non-cash financing activities:
  Debt extinguished upon foreclosure                              $     850

                      See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1997

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

The Partnership had a nonrecourse second mortgage note payable to AMIT, in the amount of $1,720,000 plus accrued interest, secured by Springdale Lake Estates Mobile Home Park that was in default due to nonpayment upon maturity. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake
Estates Mobile Home Park.   AMIT foreclosed on the property on August 15, 1996.

The Partnership has a second mortgage payable to AMIT in the amount of $2,000,000, which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account in which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. Angeles Realty Corporation II (the "General Partner") does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

The Partnership is presently paying non-debt related expenses of the property and is current on its first mortgage note payable. However, the debt to Angeles Acceptance Pool, L.P. ("AAP") matures in November 1997 and the Partnership does not have the ability to satisfy the indebtedness when it is due (See "Note C"). At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during the fourth quarter of 1997. The General Partner does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing.

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

The statement of net liabilities in liquidation as of June 30, 1997, include approximately $315,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following expenses were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1997 and 1996:


                                                1997         1996
                                                  (in thousands)

      Property management fees                  $ 20         $ 41

      Reimbursement for services of
      affiliates                                  26           69


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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at June 30, 1997, and June 30, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $10,000 for both the six months ended June 30, 1997 and June 30, 1996.

AMIT currently holds notes receivable from the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at June 30, 1997. At June 30, 1996, AMIT held notes receivable from the Partnership in the principal amount of $3,720,000 secured by Southgate Village Apartments and Springdale Lake Estate Mobile Home Park. Total interest expense on this financing was approximately $221,000 and $333,000 for the six months ended June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.


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

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account in which the Partnership has granted AMIT a first priority lien. In exchange, the Partnership agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1997 through foreclosure.

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

For the year ended June 30, 1997, the Partnership recorded a net increase in net liabilities in liquidation of approximately $212,000. The statements of net liabilities in liquidation as of June 30, 1997, include approximately $315,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1997. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership had an investment in the Angeles Fort Worth Option Joint Venture ("Fort Worth") until the investment property owned by Fort Worth was sold. At that time, Fort Worth was dissolved. The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

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




                                ANGELES INCOME PROPERTIES, LTD. V

                                       By:    Angeles Realty Corporation II
                                              General Partner

                                       By:    /s/ Carroll D. Vinson
                                              Carroll D. Vinson
                                              President

                                       By:    /s/ Robert D. Long, Jr.
                                              Robert D. Long, Jr.
                                              Controller and Principal
                                              Accounting Officer


                                       Date:  August 6, 1997