Form 10QSB
period 1997-09-30
ANGELES INCOME PROPERTIES LTD V
filed 1997-11-12
CIK 792181

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                                 (864) 239-1000
                          (Issuer's telephone number)


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

                                 September 30, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                       $      32
    Restricted--tenant security deposits                      32
  Accounts receivable                                          6
  Escrow for taxes                                            26
  Other assets                                                12
  Investment property                                      3,172
                                                           3,280
Liabilities
  Accounts payable                                             9
  Tenant security deposits                                    32
  Accrued interest                                         2,231
  Other liabilities                                           58
  Mortgage notes payable, $2,000 in default                4,779
  Estimated costs during the period of
    liquidation (Note A)                                     545
                                                           7,654

  Net liabilities in liquidation (Note A)              $  (4,374)


                   See Accompanying Notes to Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. V
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                               September 30, 1997

Net liabilities in liquidation at December 31, 1996         $ (3,824)

Changes in net liabilities in liquidation attributed to:

  Decrease in unrestricted cash                                  (103)
  Increase in restricted cash                                     15
  Decrease in accounts receivable                                 (1)
  Decrease in escrows for taxes                                  (15)
  Increase in other assets                                        12
  Decrease in investment property                                (71)
  Decrease in accounts payable                                    16
  Increase in tenant security deposits                            (5)
  Increase in accrued interest                                  (531)
  Decrease in other liabilities                                    14
  Decrease in mortgage notes payable                               33
  Decrease in estimated costs during the period
       of liquidation                                              86

Net liabilities in liquidation at September 30, 1997          $(4,374)

                  See Accompanying Notes To Financial Statements



b)                         ANGELES INCOME PROPERTIES, LTD. V
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                            (in thousands, except unit data)


                                                       Six Months Ended
                                                         June 30, 1996

Revenues:
  Rental income                                          $    729
  Other income                                                100
      Total revenues                                          829

Expenses:
  Operating                                                   347
  General and administrative                                  111
  Maintenance                                                  64
  Depreciation                                                121
  Interest                                                    627
  Bad debt recovery, net                                       (1)
  Property taxes                                               64
      Total expenses                                        1,333

Loss before loss on transfer of property in
  foreclosure and extraordinary item                         (504)

  Loss on transfer of property in
  foreclosure                                                (435)

Loss before extraordinary item                               (939)

  Extraordinary gain - forgiveness of debt                  1,176

    Net income                                           $    237

Net income allocated
  to general partner (1%)                                $      2
Net income allocated
  to limited partners (99%)                                   235

    Net income                                           $    237

Per limited partnership unit:
  Loss before extraordinary item                         $ (20.65)
  Extraordinary gain                                        25.86

    Net income                                           $   5.21

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

                     See Accompanying Notes to Financial Statements


d)                    ANGELES INCOME PROPERTIES, LTD. V
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                    June 30, 1996
Cash flows from operating activities:
  Net income                                                         $     237
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                           121
    Amortization of loan costs                                               9
    Bad debt recovery, net                                                  (1)
    Loss on transfer of property in foreclosure                            435
    Extraordinary gain - forgiveness
         of debt                                                        (1,176)
  Change in accounts:
    Restricted cash                                                          7
    Accounts receivable                                                     11
    Escrows for taxes                                                       11
    Accounts payable                                                       (26)
    Tenant security deposit liabilities                                      4
    Accrued interest                                                       354
    Due to affiliates                                                       77
    Other liabilities                                                      (14)

         Net cash provided by operating activities                          49

Cash flows from investing activities:
  Cash transferred upon foreclosure                                       (179)
  Property improvements and replacements                                   (17)

         Net cash used in investing activities                            (196)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                       (40)

Net decrease in unrestricted cash and cash equivalents                    (187)

Unrestricted cash and cash equivalents at beginning of period              293

Unrestricted cash and cash equivalents at end of period              $     106

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     263

Supplemental disclosure of non-cash financing activities:
  Debt extinguished upon foreclosure                                 $     850

                      See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1997

NOTE A - BASIS OF PRESENTATION

As of July 1, 1996, Angeles Income Properties, Ltd. V (the "Partnership" or "Registrant") adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness and does not generate sufficient cash flows to meet current operating requirements. In addition, there are no other capital resources available to the Partnership.

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

The Partnership has a second mortgage payable to AMIT in the amount of $2,000,000, which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account in which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. Angeles Realty Corporation II (the "General Partner") does not intend to contest the foreclosure and anticipates that this property will be lost in 1998 through foreclosure.

The Partnership is presently paying non-debt related expenses of the property and is current on its first mortgage note payable. However, the debt to Angeles Acceptance Pool, L.P. ("AAP") matures November 25, 1997, and the Partnership does not have the ability to satisfy the indebtedness when it is due (See "Note C"). At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur in 1998. The General Partner does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.

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

The statement of net liabilities in liquidation as of September 30, 1997, include approximately $545,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following expenses were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 1997 and 1996:


                                                     1997       1996
                                                     (in thousands)

      Property management fees                      $ 30       $ 60

      Reimbursement for services of
      affiliates                                      41        117


For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at September 30, 1997, and September 30, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $16,0000 and $15,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

AMIT currently holds a note receivable from the Partnership in the total principal amount of $2,000,000, secured by Southgate Village Apartments. This debt is in default at September 30, 1997. From January 1, 1996, until August 15, 1996, AMIT held notes receivable from the Partnership in the principal amount of $3,720,000, secured by Southgate Village Apartments and Springdale Lake Estate Mobile Home Park. Total interest expense on this financing was approximately $516,000 and $928,000 for the nine months ended September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.


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

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account in which the Partnership has granted AMIT a first priority lien. In exchange, the Partnership agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1998 through foreclosure.

The Partnership is presently paying non-debt related expenses of the properties and is current on its first mortgage note payable. However, the debt to AAP matures November 25, 1997 and the Partnership does not have the ability to satisfy the indebtedness when it becomes due. The General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during 1998. The Partnership does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.

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

For the nine months ended September 30, 1997, the Partnership recorded a net increase in net liabilities in liquidation of approximately $550,000. The statements of net liabilities in liquidation as of September 30, 1997, include approximately $545,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be complete by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidating period may be shorter than projected or it may be extended beyond the projected period.

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

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost in 1998 through foreclosure.

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


                                Date: November 12, 1997