Form 10KSB
period 1997-12-31
ANGELES INCOME PROPERTIES LTD V
filed 1998-03-25
CIK 792181

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from ________ to __________

                         Commission file number 0-15547

                       ANGELES INCOME PROPERTIES, LTD. V
                 (Name of small business issuer in its charter)

          California                                           95-4049903
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
Greenville, South Carolina                                        29602
(Address of principal executive offices)                        (Zip Code)

                              (864)  239-1000
                         Issuer's telephone number

      Securities registered under Section 12(b) of the Exchange Act:

                                   None

      Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Units
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. N/A

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Registrant's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. V (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as "the Agreement") dated June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARC II"). ARC II is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. (Insignia). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                     Gross
                    Carrying     Accumulated                         Federal
     Property        Value      Depreciation     Rate     Method    Tax Basis

Southgate Village
 Apartments         $ 3,219         (1)           (1)      (1)       $ 2,682

(1)As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

See "Note B" of the financial statements included in "Item 7." for a description of the Partnership's former depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                               Principal                                     Principal
                               Balance At                                     Balance
                              December 31,  Interest   Period    Maturity     Due At
          Property                1997        Rate    Amortized    Date      Maturity
Southgate Village Apts.
 1st mortgage                 $  2,569       10.63%   25 years    01/2006   $  1,977
 2nd mortgage, in
 default (1)                     2,000       11.50%      (2)      03/1995      2,000
Angeles Income Properties,
 Ltd. V, Note payable,
 in default  (4)                   198        (3)        (2)      11/1997        198

       Total                  $  4,767                                      $  4,175

(1) Loan provided by Angeles Mortgage Investment Trust ("AMIT"), interest currently accruing at 18%.
(2) Interest only payments.
(3) Prime rate plus 2%.
(4) Loan provided by Angeles Acceptance Pool, L.P. ("AAP").


Average annual rental rate and occupancy for 1997 and 1996 for the investment property is as follows:


                                  Average Annual            Average Annual
                                   Rental Rates               Occupancy
Property                        1997          1996         1997       1996

Southgate Village Apts.       $5,771/unit   $5,604/unit    91%        93%


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

Real estate taxes and rates in 1997 are as follows: (dollar amounts in thousands)


                                            1997                1997
                                          Billing               Rate
                                       (in thousands)

Southgate Village Apts.                   $  72                5.91%



ITEM 3. LEGAL PROCEEDINGS

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

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loans previously provided to the Partnership by Angeles Capital Investments, Inc. ("ARC II"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 45,450 Limited Partnership Units during its offering period through June 10, 1987, and currently has 44,421 Limited Partnership Units outstanding and 3,784 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During the year ended December 31, 1996, the number of Limited Partnership Units decreased by 600 units due to abandonment by the unitholders. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment (see "Note J" of the financial statements included in "Item 7.").

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

The Partnership is presently paying non-debt related expenses and is current on its first mortgage note payable. However, the debt to AAP of approximately $198,000 matured in November 1997 and the Partnership does not have the ability to satisfy the indebtedness, which is subordinated to the AMIT debt. The General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during 1998. The Partnership does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing. The Partnership does not intend to purchase any additional properties and the General Partner has decided to terminate the Partnership upon foreclosure of the final property.

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

For the year ended December 31, 1997, the Partnership recorded a net increase in net liabilities in liquidation of approximately $531,000. The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $381,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.



ITEM 7.     FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. V


LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Statement of Net Liabilities in Liquidation - December 31, 1997

     Statement of Changes in Net Liabilities in Liquidation - Year ended December 31, 1997

     Statement of Changes in Net Liabilities Liquidation - Six months ended December 31, 1996

     Statement of Operations - Six months ended June 30, 1996

     Statements of Changes in Partners' Deficit - Six months ended June 30, 1996

     Statement of Cash Flows - Six months ended June 30, 1996

     Notes to Financial Statements





              Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Income Properties, Ltd. V


We have audited the statement of net liabilities in liquidation of Angeles Income Properties, Ltd. V as of December 31, 1997 and the related statement of changes in net liabilities in liquidation for the year then ended and for the six months ended December 31, 1996, which have been prepared on the liquidation basis of accounting. In addition, we have audited the statements of operations, changes in partners' deficit and cash flows for the six months ended June 30, 1996, which were prepared on the going concern basis of accounting. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

The statements of operations, changes in partners' deficit and cash flows for the six months ended June 30, 1996 were prepared assuming that Angeles Income Properties, Ltd. V would continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, has defaulted on certain indebtedness and has been unable to generate sufficient cash flows to meet operating requirements. Formal demands for payment of its indebtedness in default have been received. The Partnership lost three investment properties through foreclosure in 1995 and two in 1996. These conditions raised substantial doubt about the Partnership's ability to continue as a going concern. Due to the imminent disposal of its remaining investment properties, the General Partner decided, effective July 1, 1996, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of July 1, 1996 from a going concern basis to a liquidation basis.

In our opinion, the statement of net liabilities in liquidation as of December 31, 1997 and the related statement of changes in net liabilities in liquidation for the year then ended and for the six months ended December 31, 1996, present fairly, in all material respects, the net liabilities in liquidation of Angeles Income Properties, Ltd. V as of December 31, 1997, and the changes in net liabilities in liquidation for the year ended December 31, 1997, and for the six months ended December 31, 1996, in conformity with generally accepted accounting principles applied on the basis of accounting described in Note A to the financial statements.

Because of the possible material effects of the matters described above, we are unable to, and do not, express an opinion on the statements of operations, changes in partners' deficit and cash flows for the six months ended June 30, 1996.

                                                  /S/ ERNST & YOUNG LLP
Greenville, South Carolina
February 25, 1998,
except for Note K, as to which
the date is March 17, 1998



                         ANGELES INCOME PROPERTIES, LTD. V
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                 December 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                     $      40
     Restricted - tenant security deposits                                   29
  Accounts receivable                                                        14
  Escrow for taxes                                                           41
  Investment property (Notes A, E and I)                                  3,219
                                                                          3,343
Liabilities
  Accounts payable                                                           18
  Tenant security deposits                                                   29
  Accrued interest (Note G)                                               2,423
  Other liabilities                                                          80
  Mortgage notes payable, $2,198 in default (Notes A,E,G and I)           4,767
  Estimated costs during the period of
    liquidation (Note A)                                                    381
                                                                          7,698

  Net liabilities in liquidation (Note A)                             $  (4,355)


                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                          Year Ended December 31, 1997


Net liabilities in liquidation at December 31, 1996       $  (3,824)

Changes in net liabilities in liquidation attributed to:

  Decrease in unrestricted cash                                 (95)
  Increase in restricted cash                                    12
  Increase in accounts receivable                                 7
  Decrease in investment properties                             (24)
  Decrease in accounts payable                                    7
  Increase in tenant security deposits                           (2)
  Increase in accrued interest                                 (723)
  Increase in other liabilities                                  (8)
  Decrease in mortgage notes payable                             45
  Decrease in estimated costs during the period
       of liquidation                                           250

Net liabilities in liquidation at December 31, 1997       $  (4,355)

                 See Accompanying Notes To Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)
                       Six Months Ended December 31, 1996




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

                 See Accompanying Notes To Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                            STATEMENT OF OPERATIONS
                        (in thousands, except unit data)
                         Six Months Ended June 30, 1996




Revenues:
  Rental income                                                $    729
  Other income                                                      100
      Total revenues                                                829

Expenses:
  Operating                                                         411
  General and administrative                                        111
  Depreciation                                                      121
  Interest                                                          627
  Bad debt recovery, net                                             (1)
  Property taxes                                                     64
      Total expenses                                              1,333

  Loss before extraordinary gain                                   (504)

Extraordinary gain - extinguishment of debt (Note D)                741

    Net income                                                 $    237

Net income allocated to general partner (1%)                   $      2
Net income allocated to limited partners (99%)                      235

    Net income                                                 $    237

Per limited partnership unit:
  (Loss) income before extraordinary item                      $ (11.08)
  Extraordinary item                                              16.30

    Net income                                                 $   5.22

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

                 See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. V
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                         Six Months Ended June 30, 1996




Cash flows from operating activities:
  Net income                                                     $     237
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                       121
    Amortization of loan costs and leasing commission                    9
    Bad debt recovery, net                                              (1)
    Extraordinary gain on extinguishment of debt                      (741)
    Change in accounts:
      Receivables and deposits                                          29
      Accounts payable                                                 (26)
      Tenant security deposit liabilities                                4
      Accrued interest                                                 354
      Due to affiliates                                                 77
      Other liabilities                                                (14)
        Net cash provided by operating activities                       49

Cash flows used in investing activities:
  Cash transferred upon foreclosure                                   (179)
  Property improvements and replacements                               (17)

        Net cash used in investing activities                         (196)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                   (40)

Net decrease in cash                                                  (187)

Cash and cash equivalents at December 31, 1995                         293

Cash and cash equivalents at June 30, 1996                       $     106

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $     263


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

                               December 31, 1997

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

The Partnership had a nonrecourse second mortgage note payable to AMIT, in the amount of $1,720,000 plus accrued interest secured by Springdale Lake Estates Mobile Home Park that was in default due to nonpayment upon maturity. On April 11, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Springdale Lake Estates Mobile Home Park. Payment was not made and AMIT foreclosed on the property on August 15, 1996.

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

The Partnership is presently paying non-debt related expenses of the property and is current on its first mortgage note payable. However, the debt to Angeles Acceptance Pool, L.P. ("AAP") of approximately $198,000 matured in November 1997 and the Partnership does not have the ability to satisfy the indebtedness, which is subordinated to the AMIT debt. At this time, the General Partner believes the equity in Southgate Village Apartments is not sufficient to retire the AMIT debt, therefore, the General Partner expects to transfer the Partnership's interest in Southgate Village Apartments to AMIT. These transactions are anticipated to occur during 1998. The General Partner does not expect to contest any of these proceedings. The General Partner does not have any other plans to remedy the liquidity problems the Partnership is experiencing.

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

The statement of net liabilities in liquidation as of December 31, 1997, includes approximately $381,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. V (the "Partnership") is a California limited partnership organized on June 29, 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"). ARC II is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc., ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates one residential property located in Bedford Heights, Ohio.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to July 1, 1996, investment properties were at stated cost. The Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. As of July 31, 1996, and as result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value.

Amortization: Loan costs were being amortized on a straight-line basis over the life of the loans. At July 1, 1996, $85,000 of unamortized loan costs were written off in the adjustment to liquidation basis of accounting because the Partnership determined that these intangible assets no longer have value.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, it is the General Partner's policy to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the unit and is current on rental payments.

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


NOTE D - GAIN ON EXTINGUISHMENT OF DEBT AND FORECLOSURE OF PROPERTY

The Partnership had a nonrecourse first mortgage in the amount of $850,000 plus accrued interest on University Park Center Phase III that was in default due to nonpayment. In 1995, the lender initiated foreclosure proceedings on this property. During the six months ended June 30, 1996, the lender foreclosed on the property in full satisfaction of the debt. The Partnership recognized an extraordinary gain on the extinguishment of debt of $741,000.

NOTE E - NOTES PAYABLE

The principle terms of notes payable at December 31, 1997, are as follows:
(dollar amounts in thousands)

                           Monthly                             Principal     Principal
                           Payment     Stated                   Balance      Balance At
                          Including   Interest    Maturity      Due At      December 31,
                           Interest     Rate        Date       Maturity         1997
Southgate Village Apts.
  1st mortgage            $   26      10.63%     01/2006      $  1,977      $ 2,569
  2nd mortgage, in
  default (1)                 19      11.5%      03/1995(2)      2,000        2,000
Angeles Income
  Properties, Ltd. V
  Note payable, in
  default (4)                 (2)      (3)       11/1997(2)        198          198

                          $   45                              $  4,175      $ 4,767

(1)  Loan provided by AMIT, interest currently accruing at 18% (See "Note G").
(2)  Interest only payments.
(3)  Prime rate plus 2%.
(4)  Loan from AAP (see "Note G").


The mortgage notes payable are secured by pledge of the Partnership's rental property and by pledge of revenues from the respective rental property. The first mortgage note secured by Southgate Village Apartments requires a prepayment penalty if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1997, are as follows: (dollar amounts in thousands)

                   1998                     $  2,248
                   1999                           55
                   2000                           61
                   2001                           68
                   2002                           76
                Thereafter                     2,259

                                            $  4,767


NOTE F - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                                                    1997

Net liabilities in liquidation, as reported    $  (4,355)
Land and buildings                                   500
Accumulated depreciation                          (1,037)
Syndication and distribution costs                 6,344
Accruals                                            (562)

Net assets - Federal tax basis                 $     890

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates in 1997 and 1996: (dollar amounts in thousands)


                                                    1997           1996

   Property management fees                        $  41         $  70

   Reimbursement for services of affiliates           58           155



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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at December 31, 1997, with monthly interest only payments
at prime plus 2%.   This loan is currently in default and is subordinated to the
AMIT debt (described below). Total interest incurred for this loan was approximately $21,000 and $20,000 for the years ended December 31, 1997 and 1996, respectively. Accrued interest was approximately $101,000 at December 31, 1997.

AMIT currently holds a note receivable from the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at December 31, 1997. Total interest incurred on this financing was $703,000 and $1,085,000 for the years ended December 31, 1997 and 1996, respectively. Accrued interest was $2,299,000 at December 31, 1997.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE H - LEGAL PROCEEDINGS

The Partnership had an investment interest in the Angeles Forth Worth Option Joint Venture ("Forth Worth") prior to 1997. The Joint Venture was dissolved in January 1996. The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

NOTE I - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                          Initial Cost
                                          To Partnership
                                                                 Cost
                                                Buildings     Capitalized
                                               and Related     (Removed)
                                                Personal     Subsequent to
      Description        Encumbrances  Land     Property      Acquisition

Southgate Village Apts.   $ 4,569    $   269   $  3,095     $   (145)
Angeles Income
 Properties, Ltd. V           198         --         --           --

      Totals              $ 4,767    $   269   $  3,095     $   (145)


                       Gross Amount At Which Carried
                               At December 31, 1997

                                Buildings
                               And Related
                                 Personal           Accumulated    Date     Depreciable
      Description        Land    Property   Total   Depreciation Acquired   Life-Years
Southgate Village Apts. $ 269   $ 2,950    $3,219       (1)      06/26/87      (1)

(1)As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                              Years Ended December 31,
                                                1997            1996
Investment Properties
Balance at beginning of year                $  3,243        $  9,818
 Property improvements                            26              17
 Disposal of property                             --          (4,267)
 Adjustment due to liquidation                   (50)         (2,325)

Balance at end of year                      $  3,219        $  3,243

Accumulated Depreciation
Balance at beginning of year                $     --        $  2,515
 Additions charged to expense                     --             121
 Disposal of property                             --            (273)
 Adjustment due to liquidation                    --          (2,363)

Balance at end of year                      $     --        $     --

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is $3,719,000 and $3,706,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $1,037,000 and $930,000.

NOTE J - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 600 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The net income per Limited Partnership Unit in the accompanying Statement of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE K - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ARC II is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner, their age and the nature of all positions with ARC II presently held by them are as follows:

     Name                                Age          Position

Carroll D. Vinson                        57           President and Director

Robert D. Long, Jr.                      30           Vice President and Chief
                                                      Accounting Officer

William H. Jarrard, Jr.                  51           Vice President

Daniel M. LeBey                          32           Secretary

Kelley M. Buechler                       40           Assistant Secretary

Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the General Partner since August 1994. Mr. Long joined MAE, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been President and Director of the General Partner since December 1992. He has acted as Senior Vice President of IPT, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12." below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

ITEM 12 .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates in 1996 and 1997: (dollar amounts in thousands)


                                                    1997           1996

   Property management fees                        $  41         $  70

   Reimbursement for services of affiliates           58           155

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at December 31, 1997, with monthly interest only payments at prime plus 2%. This loan is currently in default and is subordinated to the AMIT debt (described below). Total interest incurred for this loan was approximately $21,000 and $20,000 for the years ended December 31, 1997 and 1996, respectively. Accrued interest was approximately $101,000 at December 31, 1997.

AMIT currently holds a note receivable from the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at December 31, 1997. Total interest incurred on this financing was $703,000 and $1,085,000 for the years ended December 31, 1997 and 1996, respectively. Accrued interest was $2,299,000 at December 31, 1997.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long at AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.


                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index.

       (b) Reports on Form 8-K:

           None filed for the quarter ended December 31, 1997.

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


                            Date:  March 24, 1998



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/Carroll D. Vinson                 President           Date:  March 24, 1998
Carroll D. Vinson

/s/Robert D. Long, Jr.               Vice President      Date:  March 24, 1998
Robert D. Long, Jr.






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