Form 10QSB
period 1998-03-31
ANGELES INCOME PROPERTIES LTD V
filed 1998-05-12
CIK 792181

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                                 March 31, 1998
                                 (in thousands)


Assets
  Cash and cash equivalents                                $    35
  Receivables and deposits                                      58
  Investment property                                        3,230
                                                             3,323
Liabilities
  Accounts payable                                               6
  Tenant security deposit liabilities                           31
  Accrued interest                                           2,624
  Other liabilities                                             68
  Mortgage notes payable, $2,198 in default                  4,755
  Estimated costs during the period of
    liquidation (Note A)                                       195
                                                             7,679

Net liabilities in liquidation (Note A)                    $(4,356)


               See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. V
            STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                           1998        1997

Net liabilities in liquidation at beginning of period    $(4,355)    $(3,824)

Changes in net liabilities in liquidation attributed to:

  Decrease in cash and cash equivalents                       (5)        (71)
  Decrease in receivables and deposits                       (26)        (16)
  Increase in other assets                                    --          11
  Increase in investment property                             11          --
  Decrease in accounts payable                                12          14
  Increase in tenant security deposit liabilities             (2)         (1)
  Increase in accrued interest                              (201)       (168)
  Decrease in other liabilities                               12          15
  Decrease in mortgage notes payable                          12          11
  Decrease in estimated costs during the period
     of liquidation                                          186         158

Net liabilities in liquidation at end of period          $(4,356)    $(3,871)

                 See Accompanying Notes To Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. V
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

As of July 1, 1996, Angeles Income Properties, Ltd. V (the "Partnership") adopted the liquidation basis of accounting. The Partnership has had significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness and does not generate sufficient cash flows to meet current operating requirements. In addition, there are no other capital resources available to the Partnership.

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

The statement of net liabilities in liquidation as of March 31, 1998, includes approximately $195,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Effective February 25, 1998, the General Partner became wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). On February 25, 1998, the former owner of the Managing General Partner, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, was merged into IPT. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the General Partner and affiliates during the three months ended March 31, 1998 and 1997 (in thousands):


                                                              1998      1997

Property management fees (included in operating expenses)     $ 10      $ 10

Reimbursement for services of affiliates (included in
   general and administrative expenses)                         13        38


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

AMIT currently holds a note receivable from the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at March 31, 1998. Total interest incurred on this financing was approximately $196,000 and $163,000 for the years ended March 31, 1998 and 1997, respectively. Accrued interest was approximately $2,495,000 at March 31, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of one Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at March 31, 1998, with monthly interest only payments at
prime plus 2%.   This loan is currently in default and is subordinated to the
AMIT debt (described above). Total interest incurred for this loan was approximately $5,000 for each of the three months ended March 31, 1998 and 1997. Accrued interest was approximately $107,000 at March 31, 1998.


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

For the three months ended March 31, 1998, the Partnership recorded a net increase in net liabilities in liquidation of approximately $1,000. The statement of net liabilities in liquidation as of March 31, 1998, includes approximately $195,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by June 30, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

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



                                ANGELES INCOME PROPERTIES, LTD. V

                                By:    Angeles Realty Corporation II
                                       Its General Partner

                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President and Director

                                By:    /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President and Chief Accounting
                                       Officer

                                Date:  May 12, 1998