Form 10QSB
period 1998-06-30
ANGELES INCOME PROPERTIES LTD V
filed 1998-08-04
CIK 792181

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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

                                 June 30, 1998
                                 (in thousands)



Assets
  Cash and cash equivalents                       $    15
  Receivables and deposits                             80
  Investment property                               3,243
                                                    3,338
Liabilities
  Accounts payable                                     28
  Tenant security deposit liabilities                  31
  Accrued interest                                  2,835
  Other liabilities                                    93
  Mortgage notes payable, $2,198 in default         4,743
  Estimated costs during the period of
    liquidation (Note A)                              400
                                                    8,130

Net liabilities in liquidation (Note A)           $(4,792)

               See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. V
            STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                              1998      1997

Net liabilities in liquidation at beginning of period       $(4,355) $(3,824)

Changes in net liabilities in liquidation attributed to:

  Decrease in cash and cash equivalents                         (25)     (88)
  (Decrease) increase in receivables and deposits                (4)       4
  Increase in other assets                                       --       18
  Increase (decrease) in investment property                     24     (136)
  (Increase) decrease in accounts payable                       (10)       3
  Increase in tenant security deposit liabilities                (2)      (2)
  Increase in accrued interest                                 (412)    (346)
  Increase in other liabilities                                 (13)      (3)
  Decrease in mortgage notes payable                             24       22
  (Increase) decrease in estimated costs during the period
     period of liquidation                                      (19)     316

Net liabilities in liquidation at end of period             $(4,792) $(4,036)

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

The statement of net liabilities in liquidation as of June 30, 1998, includes approximately $400,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


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

The following expenses were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1998 and 1997 (in thousands):


                                                           1998    1997

Property management fees (included in operating expenses)   $21     $20
Reimbursement for services of affiliates (included in
   general and administrative expenses)                      28      26

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner, but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

AMIT currently holds a note receivable from the Partnership in the total principal amount of $2,000,000 secured by Southgate Village Apartments. This debt is in default at June 30, 1998. Total interest incurred on this financing was approximately $402,000 and $221,000 for the six months ended June 30, 1998 and 1997, respectively. Accrued interest was approximately $2,700,000 at June 30, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $198,000 at June 30, 1998, with monthly interest only payments at
prime plus 2%.   This loan is currently in default and is subordinated to the
AMIT debt (described above). Total interest incurred for this loan was approximately $10,000 for the six months ended June 30, 1998 and 1997. Accrued interest was approximately $112,000 at June 30, 1998.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

As of July 1, 1996, the Partnership adopted the liquidation basis of accounting. The Partnership has significant recurring operating losses and continues to suffer from inadequate liquidity. The Partnership is in default on recourse indebtedness totaling $2,000,000 due to AMIT and $198,000 due to AAP (which is subordinated to the AMIT debt) and does not generate sufficient cash flows to meet current operating requirements. In addition, there are limited identified capital resources available to the Partnership.

The Partnership has a second mortgage in the amount of $2,000,000 which is secured by Southgate Village Apartments. This indebtedness is in default due to nonpayment upon maturity and is recourse to the Partnership. On February 29, 1996, a formal demand for payment of the unpaid principal balance and accrued interest was received from AMIT for the debt secured by Southgate Village Apartments. On June 12, 1996, AMIT filed a Complaint For Foreclosure and Other Relief. The Partnership entered into a forbearance agreement with AMIT, effective July 1, 1996, which provides that surplus cash be deposited into a separate account on which the Partnership has granted AMIT a first priority lien. In exchange, AMIT agrees to refrain from appointing a receiver for the property. The General Partner does not intend to contest the foreclosure and anticipates that this property will be lost during 1998 through foreclosure.

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

For the six months ended June 30, 1998, the Partnership recorded a net increase in net liabilities in liquidation of approximately $437,000. The statement of net liabilities in liquidation as of June 30, 1998, includes approximately $400,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation based upon the assumption that the liquidation process will be completed by December 31, 1998. These costs include anticipated legal fees, administrative expenses, and loss from property operations. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report

          b)   Reports on form 8-K:

               None filed during the quarter ended June 30, 1998


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

                               Date: August 4, 1998